Form 10-Q
period 1997-03-31
NACT TELECOMMUNICATIONS INC
filed 1997-05-15
CIK 1027600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

/ / TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                                    Commission file number 000-22017

                          NACT TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

            Delaware                                     87-0378662
----------------------------------          ------------------------------------
(State or Other Jurisdiction                (IRS Employer Identification Number)
 of Incorporation or Organization)


382 East 720 South, Orem, Utah                                  84058
------------------------------------                       -----------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code: (801) 225-6248

                                       N/A
--------------------------------------------------------------------------------
                    (Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report)

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes / /      No   /X/

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 14, 1997, there were outstanding 8,113,712 shares of Common Stock, $.01 par value per share, of the Registrant.

                          NACT TELECOMMUNICATIONS, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

Item 1.     Financial Statements:

            Balance Sheets
               March 31, 1997 and September 30, 1996 . . . . . . . . . . . .  3

            Statements of Income
               Three and Six Months Ended March 31, 1997 and 1996 . . . . .   4

            Statements of Cash Flows
               Six months ended March 31, 1997 and 1996 . . . . . . . . . . . 5

            Notes to Financial Statements . . . . . . . . . . . . . . . . . . 6


Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . .  8


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders   . . . . . . .  12

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

                          NACT TELECOMMUNICATIONS, INC.
                                 Balance Sheets
                                 (In thousands)

                                                                                    Mar. 31, 1997      Sep. 30, 1996
                                                                                     (Unaudited)
                                                                               --------------------------------------
ASSETS
Current Assets:
    Cash                                                                            $16,771                $695
    Marketable securities                                                             2,000                 250
    Accounts receivable, less allowance for doubtful
       accounts of $81 in 1997 and $100 in 1996                                       4,647               3,171
    Notes receivable, less allowance for doubtful
       accounts of $333 in 1997 and $310 in 1996                                      2,414                 561
    Inventories                                                                       2,796               2,407
    Prepaid expenses and other assets                                                    96                  16
    Deferred tax asset - current                                                        409                 418
                                                                               ---------------------------------
     Total current assets                                                           $29,133              $7,518
Fixed Assets:
    Property, plant, and equipment                                                   $4,390              $1,145
    Less:  Accumulated depreciation                                                   (570)               (427)
                                                                               ---------------------------------
     Net fixed assets                                                                $3,820                $718
Notes receivable-long term                                                             $265              $1,180
Intangibles                                                                          $5,080              $5,075
Other Assets                                                                           $162                $194
                                                                               ---------------------------------
      Total Assets                                                                  $38,460             $14,685
                                                                               =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                   $813              $2,252
    Accrued expenses                                                                    753                 266
    Current corporate tax liability                                                     286                 200
    Deferred revenue                                                                    184                 350
    Capitalized leases-current                                                           23                  22
    Intercompany payable                                                              4,320                 183
                                                                               ---------------------------------
     Total current liabilities                                                       $6,379              $3,273
Long-Term Liabilities:
    Capitalized leases-long term                                                        $51                 $58
    Deferred compensation liability                                                     158                 158
    Deferred tax liability                                                              975                 986
                                                                               ---------------------------------
      Total long-term liabilities                                                    $1,184              $1,202
Stockholders' Equity:
    Common stock, $.01 par value                                                        $81                 $61
    Additional paid-in-capital                                                       28,345               9,184
    Retained earnings                                                                 2,471                 965
    Unrealized appreciation on marketable securities                                      0                   0
                                                                               ---------------------------------
     Total stockholders' equity                                                     $30,897             $10,210
                                                                               =================================
      Total liabilities and stockholders' equity                                    $38,460             $14,685
                                                                               =================================

                 See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                              Statements of Income
                      (In thousands, except per share data)

                                                                    Three Months Ended                        Six Months Ended
                                                                       (Unaudited)                              (Unaudited)
                                                          --------------------------------------------------------------------------
                                                           Mar. 31, 1997     Mar. 31, 1996     Mar. 31, 1997         Mar. 31, 1996
                                                          --------------------------------- ----------------------------------------

Revenues:
    Product sales                                              $ 5,073           $ 1,612            $ 9,853           $ 3,581

    Network carrier sales                                        1,213             1,498              2,823             2,348
                                                               ----------------------------         -------------------------

    Total revenues                                             $ 6,286           $ 3,110            $12,676           $ 5,929

Cost of goods sold:
    Products                                                   $ 1,772           $   775            $ 3,502           $ 1,488
    Network carrier usage                                        1,153             1,108              2,711             1,915
    Amortization of acquired intangibles                            90                90                181               181
                                                               ----------------------------         -------------------------

    Total cost of goods sold                                   $ 3,015           $ 1,973            $ 6,394           $ 3,584
                                                               ----------------------------         -------------------------

Gross profit                                                   $ 3,271           $ 1,137            $ 6,282           $ 2,345

Operating expenses:
    Research and development                                   $   616           $   332            $ 1,039           $   627
    Sales and marketing                                            567               236                924               443
    General and administrative                                     737               699              1,573             1,277
    Amortization of acquired intangibles                           143               143                287               286
                                                               ----------------------------         -------------------------

    Total operating expenses                                   $ 2,063           $ 1,410            $ 3,823           $ 2,633
                                                               ----------------------------         -------------------------

Income (loss) from operations                                  $ 1,208           ($  273)           $ 2,459           ($  288)

Other Income (expense):                                        $   122           $    16            $   147           $    36
                                                               ----------------------------         -------------------------

Income before income taxes                                     $ 1,330           ($  257)           $ 2,606           ($  252)

Corporate Income taxes                                         $   532           ($   74)           $ 1,100           ($   73)
                                                               ----------------------------         -------------------------

Net income after taxes                                         $   798           ($  183)           $ 1,506           ($  179)
                                                               ============================         =========================

Net income per share                                           $  0.12           ($ 0.03)           $  0.23           ($ 0.03)

Weighted average shares outstanding                              6,847             6,114              6,476             6,114


                 See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                            Statements of Cash Flows
                                 (In thousands)

                                                                                                   Six Months Ended
                                                                                                      March 31,
                                                                                            1997                   1996
                                                                                         (Unaudited)            (Unaudited)
                                                                                         -----------            ----------
Cash flows from operating activities:
      Net income                                                                         $  1,506              ($   179)
      Adjustments to reconcile net income to net cash
           Provided by (used in) operating activities:
           Depreciation and amortization                                                      676                   560
           Provision for loss on accounts and notes receivable                                412                   357
           Provision for loss on inventory                                                    135                  --
           Capital contribution by parent company                                             900                   (64)
           Deferred taxes                                                                      (2)                   10
           Decrease (increase) in operating assets:
              Trade accounts and notes receivable                                          (2,826)                  259
              Inventories                                                                    (704)                 (553)
              Prepaid expenses and other assets                                               (48)                   32
           Increase (decrease) in operating liabilities:
              Accounts payable                                                             (1,439)                 (468)
              Accrued expenses                                                                487                    (6)
              Income taxes payable                                                             86                    17
              Payable to GST USA                                                            4,137                  (447)
              Deferred revenue and deferred compensation                                     (166)                   22
                                                                                         --------              --------
                 Net cash provided by (used in)
                    operating activities                                                    3,154                  (460)
                                                                                         --------              --------
Cash flows from investing activities:
      Purchase of land, property, plant and equipment                                      (3,065)                 (303)
      Proceeds from sale of marketable securities                                             250                   194
      Cash included in transfer of Wins to parent                                             --                   (174)
      Purchase of marketable securities                                                    (2,000)                 --
      Capitalization of software development costs                                           (538)                 (248)
                                                                                         --------              --------
                 Net cash provided by (used in)
                     investing activities                                                  (5,353)                 (531)
Cash flows from financing activities:
      Proceeds from issuance of common stock                                               18,281                  --
      Principle payments of capital lease obligations                                          (6)                   (6)
                                                                                         --------              --------
                 Net cash provided by (used in)
                    Financing activities                                                   18,275                    (6)
                                                                                         --------              --------
Net (decrease) increase in cash                                                            16,076                  (997)
Cash at beginning of period                                                                   695                 1,122
                                                                                         ========              ========
Cash at end of period                                                                    $ 16,771              $    125
                                                                                         ========              ========
Supplementaldisclosures of cash flow information
                Cash paid  during the period for:
                        Interest                                                         $      4              $      5
                        Income taxes                                                     $    105              $     70

                 See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                          Notes to financial statements

1.           BASIS OF PRESENTATION

             The interim financial statements included herein have been prepared by NACT Telecommunications, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 audited financial statements filed with the SEC in January 1997 as part of the Company's initial public offering prospectus (the "Prospectus"). In the opinion of management, the condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations for the three and six month periods ended
March 31, 1997 and 1996, and its cash flows for the six month periods ended March 31, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.           REINCORPORATION

             The Company was incorporated in Utah in January 1982. The Company reincorporated in Delaware on February 13, 1997. The number of authorized shares of Common Stock, $0.01 par value per share, of the Company is 25,000,000 and the number of authorized shares of preferred stock, $0.01 par value per share, of the Company is 10,000,000.

3.           INITIAL PUBLIC OFFERING

The Company completed an initial public offering ("IPO") of its common stock in February 1997. A total of 3,000,000 shares of Common Stock were sold, 2,000,000 shares by the Company and 1,000,000 shares by GST USA, Inc., the Company's parent ("Selling Shareholder or "GST USA"). The selling price per share was $10.00. The Company and the Selling Shareholder received gross proceeds of $20,000,000 and $10,000,000, respectively. The net proceeds to the Company from the sale, after deducting underwriting discounts and estimated offering expenses was approximately $18,167,000. The Company did not receive any proceeds from the sale of Common Stock by the Selling Shareholder. The Company expects to use approximately $2,900,000 of the net proceeds for product development, approximately $3,500,000 for sales and marketing, and approximately $4,600,000 for the purchase of land and for the construction costs to complete the building for the Company's headquarters. The Company expects to use the remainder of the net proceeds for working capital and general corporate purposes and possible acquisitions or investments in complementary businesses, products or otherwise obtain the right to use complementary technologies that broaden or enhance the Company's current product offerings. The principal purposes of the Company's IPO are to improve the Company's financial position by obtaining additional working capital, to create a public market for the Common Stock and to facilitate future access by the Company to public equity markets. Pending such uses, the Company is investing the net proceeds of this offering in investment-grade, interest-bearing securities.

4.          EARNINGS PER SHARE

Earnings per share were calculated based on the following number of common shares and common equivalent shares outstanding: 6,847,000 and 6,114,000 for the three months ended March 31, 1997 and 1996 and 6,476,000 and 6,114,000 for the six months ended March 31, 1997 and 1996.

5.          STOCK PLANS

The Company's 1996 Stock Option Plan (the "Stock Option Plan") was approved by the Board of Directors and sole stockholder of the Company on November 26, 1996. The purpose of the Stock Option Plan is to create additional incentives for the Company's employees, directors and others who perform substantial services to the Company by providing an opportunity to purchase shares of the Common Stock pursuant to the exercise of options granted under the Stock Option Plan. The Company may grant options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, and non-qualified stock options. Incentive stock options may be granted to employees (including officers and directors who are employees). Non-qualified stock options may be granted to employees, officers, directors, independent contractors and consultants of the Company. As of March 31, 1997, 1,250,000 shares were reserved for issuance under the Stock Option Plan and options to purchase 859,200 shares of Common Stock were outstanding.

Options become exercisable at such times and in such installments as the Board of Directors or Compensation Committee provides. The Stock Option Plan will terminate on November 25, 2006, unless earlier terminated by the Board of Directors.


6.          Inventories

Inventories are as follows:
                                          March 31, 1997     September 30, 1996
                                          --------------------------------------
Raw materials                               $1,187,146              $377,734
Work-in-process                                307,442               346,273
Finished goods                                 361,009               317,392
Refurbished inventory held for sale            940,000             1,365,000
                                          --------------------------------------
                                            $2,795,597            $2,406,399
                                          ======================================

7.     PROPERTY AND EQUIPMENT

Property and equipment are as follows:

                                          March 31, 1997     September 30, 1996
                                          --------------------------------------
Furniture and equipment                       $227,887              $212,525
Computer equipment                             614,603               440,827
Switch and testing equipment                   698,277               492,052
Land                                           563,309                     0
Construction in progress                     2,286,227                     0
                                          -----------------------------------
                                             4,390,303             1,145,404
Less accumulated depreciation
     and amortization                          569,832               427,600
                                          ===================================
                                            $3,820,471              $717,804
                                          ===================================

Property, plant and equipment increased from September 30, 1996 to March 31, 1997 primarily due to the purchase of land and the costs incurred on the construction of the Company's new manufacturing and headquarters facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding market acceptance of new products and product enhancements, delays in the introduction of new products or enhancements, size and timing of individual orders, competition and pricing in the software industry, general economic conditions in the Company's geographic markets, seasonality of revenues, litigation involving the Company, and the management of the Company's growth as well as factors discussed in the Company's Prospectus.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data presented as a percentage of revenues, for the period indicated:

                                                                    Three Months Ended                     Six Months Ended
                                                          -----------------------------------    --------------------------------
                                                           Mar. 31, 1997       Mar. 31, 1996     Mar. 31, 1997      Mar. 31, 1996
                                                          -----------------------------------    --------------------------------
                                                                    (Unaudited)
Revenues:
    Product sales                                              80.7%               51.8%                  77.7%          60.4%

    Network carrier sales                                      19.3%               48.2%                  22.3%          39.6%
                                                          -------------------------------        ------------------------------

    Total revenues                                            100.0%              100.0%                 100.0%         100.0%

Cost of goods sold:
    Products                                                   28.2%               24.9%                  27.6%          25.1%
    Network carrier usage                                      18.3%               35.6%                  21.4%          32.3%
    Amortization of acquired intangibles                        1.4%                2.9%                   1.4%           3.1%
                                                          -------------------------------        ------------------------------

    Total cost of goods sold                                   48.0%               63.4%                  50.4%          60.4%
                                                          -------------------------------        ------------------------------

Gross profit                                                   52.0%               36.6%                  49.6%          39.6%

Operating expenses:
    Research and development                                    9.8%               10.7%                   8.2%          10.6%
    Sales and marketing                                         9.0%                7.6%                   7.3%           7.5%
    General and administrative                                 11.7%               22.5%                  12.4%          21.5%
    Amortization of acquired intangibles                        2.3%                4.6%                   2.3%           4.8%
                                                          -------------------------------        ------------------------------

    Total operating expenses                                   32.8%               45.4%                  30.2%          44.4%
                                                          -------------------------------        ------------------------------

Income (loss) from operations                                  19.2%               (8.8%)                 19.4%          (4.9%)

Other Income (expense):                                         1.9%                0.5%                   1.2%           0.6%
                                                          -------------------------------        ------------------------------

Income before income taxes                                     21.2%               (8.3%)                 20.6%          (4.3%)

Corporate Income taxes                                          8.5%               (2.4%)                  8.7%          (1.2%)
                                                          -------------------------------        ------------------------------

Net income after taxes                                         12.7%               (5.9%)                 11.9%          (3.0%)
                                                          ===============================        ==============================


TOTAL REVENUES. The Company's revenues increased 102.1% from $3.1 million for the three months ended March 31, 1996 to $6.3 million in the equivalent 1997 quarter. Product sales, which includes switching application systems, software and factory support, increased 214.7% from $1.6 million for the three months ended March 31, 1996 to $5.1 million in the equivalent 1997 quarter due to sales of the Company's new application switching application platform ("STX"), the STX, which was released to the market in May 1996. Network carrier sales decreased 19.0% from $1.5 million for the three months ended March 31, 1996 to $1.2 million in the equivalent 1997 quarter primarily due to the discontinuance of the Company providing carrier services to Wasatch International Network Services, Inc. ("Wins"), a GST USA subsidiary, on October 1, 1996. Excluding the Wins carrier sales, the Company's network carrier sales, for the three months ended March 31, 1997, increased $309,000 over the equivalent quarter in 1996.

The Company's revenues increased 113.8% from $5.9 million for the six months ended March 31, 1996 to $12.7 million in the equivalent 1997 period. Product sales increased 175.1% from $3.6 million for the six months ended March 31, 1996 to $9.9 million in the equivalent 1997 period primarily due to sales of the STX, which was released to the market in May 1996. Network carrier sales increased 20.2% from $2.3 million for the six months ended March 31, 1996 to $2.8 million in the equivalent 1997 period primarily due to increased carrier usage volumes from existing network carrier customers. Excluding the Wins carrier sales, the Company's network carrier sales for the six months ended March 31, 1997 increased $1.6 million over the equivalent quarter in 1996.

GROSS PROFIT.

PRODUCT SALES. The Company's gross profit increased 329.9% from $.8 million for the three months ended March 31, 1996 to $3.3 million in the equivalent 1997 quarter due to an increase in product sales resulting from sales of the STX, which was introduced to the market in May 1996. Gross profit on product sales as a percent of product sales was 46.3% and 63.3% for the three months ended March 31, 1996 and 1997, respectively.

The Company's gross profit increased 222.6% from $1.9 million for the six months ended March 31, 1996 to $6.2 million in the equivalent 1997 period due to an increase in product sales resulting from sales of the STX. Gross profit on product sales as a percent of product sales was 53.4% and 62.6% for the six months ended March 31, 1996 and 1997, respectively.

NETWORK CARRIER SALES. The Company's gross profit decreased 84.6% from $390,000 for the three months ended March 31, 1996 to $60,000 in the equivalent 1997 quarter primarily due to a decrease in network carrier sales resulting from the discontinuance of the Company providing network carrier services to Wins and due to a change in the Company's underlying carrier which increased usage costs to several international countries in which the Company's network carrier service customers were doing a high volume of traffic. Gross profit on network carrier sales as a percent of network carrier sales was 26.0% and 4.9% for the three months ended March 31, 1996 and 1997, respectively.

The Company's gross profit decreased 74.1% from $433,000 for the six months ended March 31, 1996 to $112,000 in the equivalent 1997 period primarily due to a decrease in network carrier sales resulting from the discontinuance of the Company providing network carrier services to Wins and due to a change in the Company's underlying carrier which increased usage costs to several international countries in which the Company's network carrier service customers were doing a high volume of traffic. Gross profit on network carrier sales as a percent of network carrier sales was 18.4% and 4.0% for the six months ended March 31, 1996 and 1997, respectively.

Research and Development. The Company's research and development expenses increased 85.5% from $332,000 for the three months ended March 31, 1996 to $616,000 in the equivalent 1997 quarter primarily due to an increase in personnel and other expenditures for planning and implementation of several hardware and software research and development projects designed to enhance the STX. Capitalized software development costs were $83,000 and $417,000 for the three months ended March 31, 1996 and 1997, respectively.

The Company's research and development expenses increased 65.7% from $.6 million for the six months ended March 31, 1996 to $1.0 million in the equivalent 1997 period primarily due to an increase in personnel and other expenditures for planning and implementation of several hardware and software research and development projects designed to enhance the STX. The Company expects that research and development expenses will increase in the future to facilitate the rapid deployment of new products and applications. Capitalized software development costs were $160,000 and $537,000 for the six months ended March 31, 1996 and 1997, respectively.


SALES AND MARKETING. The Company's sales and marketing expenses increased 140.3% from $236,000 for the three months ended March 31, 1996 to $567,000 in the equivalent 1997 quarter primarily due to the hiring of additional senior sales personnel, the opening of new domestic sales offices, and increased advertising and trade show expenditures.

The Company's sales and marketing expenses increased 108.6% from $443,000 for the six months ended March 31, 1996 to $924,000 in the equivalent 1997 period primarily due to the hiring of additional senior sales personnel, the opening of new domestic sales offices, and increased advertising and trade show expenditures made to enhance the Company's marketing program.

GENERAL AND ADMINISTRATIVE. The Company's general and administrative expenses increased 5.4% from $699,000 for the three months ended March 31, 1996 to $737,000 in the equivalent 1997 quarter primarily due to the expansion of the administrative, technical support, and training departments.

The Company's general and administrative expenses increased 23.2% from $1.3 million for the six months ended March 31, 1996 to $1.6 million in the equivalent 1997 period primarily due to the expansion of the manufacturing, technical support, and training departments in order to support the Company's increased unit shipments and installations of the STX.

Amortization of Acquired Intangibles. The Company has included amortization of acquired intangibles as a component of both cost of sales and operating expenses. These intangibles arose as a result of the acquisition of the Company by GST USA through a series of purchases of newly issued shares and shares owned by former stockholders of the Company. Such purchases occurred from September 1993 through December 1994. GST USA accounted for the acquisition using the purchase method of accounting. The excess of the purchase price over the fair value of the assets acquired was assigned by GST USA as product support contracts, software development costs and goodwill, and, in accordance with requirements of the Securities and Exchange Commission, has been included in the balance sheets of the Company with related amortization recorded in cost of goods sold and other operating expenses. Product support contracts and software development costs are being amortized over a five year straight-line period and goodwill is being amortized over a 20 year straight-line period.

INCOME TAXES. The Company's effective tax rate for the six months ended March 31, 1997 was 42.2%. This is higher than the respective statutory federal and state tax rates due to amortization of goodwill. This higher effective tax rate is expected to continue during the amortization period of the acquired goodwill from GST USA.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Operating results have in the past and may in the future fluctuate due to factors such as the timing of new product introductions by the Company and its competitors, delays in new product introductions by the Company, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development and sales and marketing expenses associated with new product introductions and economic conditions in general and in the Company's industry. Due to the high unit price and long lead times associated with revenues derived from equipment orders, the Company's financial results may fluctuate significantly depending upon the time of the actual shipment of such orders. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition and results of operations.


LIQUIDITY AND CAPITAL RESOURCES. The Company currently finances its operations, and normal reoccurring capital expenditures through cash flow from operations and its current cash and short-term investment balances. For the six months ended March 31, 1997, operating activities provided cash of $ 3.2 million. Capital expenditures, including the purchase of land, totaled $3.1 million for the six month period ended March 31, 1997. The Company had principal commitments as of March 31, 1997 for approximately $1.8 million to complete construction of and furnish the Company's new headquarters building and approximately $200,000 for contract design and completion of the new 68060 CPU processor for the STX.

As of March 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $18,771,000 an increase of $17,827,000 from September 30, 1996 primarily due to the cash proceeds received from the sale of common stock from the Company's IPO in March 1997.

The Company maintains an unsecured bank line of credit expiring in February 1998 that provides borrowings up to $750,000 at the bank's prime rate plus one point. No borrowings were outstanding under the line of credit at March 31, 1997.

As of March 31, 1997, the Company was contingently liable under repurchase agreements for a maximum of $ 1,610,000 to Zions Credit Corporation ("Zions"). Zions provides lease financing to the Company's customers on a recourse basis.

The Company believes that the cash proceeds of the Company's IPO, anticipated cash flows from operations and its line of credit will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months. However, there can be no assurance that the Company will not be required to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company, or at all.

PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

                        On February 18,  1997,  GST USA,  Inc.,  the
            former sole stockholder of the Registrant approved the Registrant's Amended and Restated Stock Option Plan which, among other things, enables compensation earned upon exercise of options by the Registrant's chief executive  officer  and  two  other  highly  compensated
            officers to be treated as "performance-based" compensation for purposes of Section 162 (m) of the Internal Revenue Code of 1986, as amended.

Item 6.     Exhibits and Reports on Form 8-K

            (a)    Exhibits
                        Exhibit 27: Financial Data Schedule

            (b)    Reports on Form 8-K
                        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1997

                                        NACT TELECOMMUNICATIONS, INC.
                                                    (Registrant)


                                        /S/ A. Lindsay Wallace
                                        ----------------------
                                        A. Lindsay Wallace
                                        President and Chief Executive Officer



                                        /S/ Eric F. Gurr
                                        ----------------------
                                        Eric F. Gurr
                                        Chief Financial Officer