Form 10-Q
period 1997-06-30
NACT TELECOMMUNICATIONS INC
filed 1997-08-14
CIK 1027600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                                       OR

/ / TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                        Commission file number 000-22017

                          NACT TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

         Delaware                                        87-0378662
----------------------------                ------------------------------------
(State or Other Jurisdiction                (IRS Employer Identification Number)
 of Incorporation or Organization)


191 West 5200 North, Provo, Utah                               84604
-------------------------------------------------------------- --------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code: (801) 802-3000



--------------------------------------------------------------------------------
(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

382 East 720 South, Orem, Utah                                    84058
--------------------------------------------------------------    --------------
(Former Address of Principal Executive Offices)                   (Zip Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 14, 1997, there were outstanding 8,113,712 shares of Common Stock, $.01 par value per share, of the Registrant.

                          NACT TELECOMMUNICATIONS, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

Item 1.           Financial Statements:

         Balance Sheets
            June 30, 1997 and September 30, 1996 . . . . . . . . . . . . . . 3

         Statements of Income
            Three and Nine Months Ended June 30, 1997 and 1996 . . . . . . . 4

         Statements of Cash Flows
            Nine months ended June 30, 1997 and 1996 . . . . . . . . . . . . 5

         Notes to Financial Statements . . . . . . . . . . . . . . . . . . . 7


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . . .9


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

                          NACT TELECOMMUNICATIONS, INC.
                                 Balance Sheets
                                 (In thousands)

                                                               June 30, 1997
                                                                (Unaudited)      Sep. 30, 1996
                                                            -------------------------------------
   ASSETS
   Current Assets:
   Cash                                                                $10,081              $695
   Marketable securities                                                 2,240               250
   Accounts receivable, less allowance for doubtful
      accounts of $450 in 1997 and $100 in 1996                          7,128             3,171
   Notes receivable, less allowance for doubtful
      accounts of $372 in 1997 and $310 in 1996                          4,168               561
   Inventories                                                           2,396             2,406
   Prepaid expenses and other assets                                       164                17
   Deferred tax asset - current                                            383               418
                                                                ---------------------------------
    Total current assets                                               $26,560            $7,518
Fixed Assets:
  Property, plant, and equipment                                        $5,636            $1,145
  Less:  Accumulated depreciation                                         (428)             (427)
                                                                ---------------------------------
  Net fixed assets                                                      $5,208              $718
Notes receivable-long term                                                $302            $1,180
Intangibles                                                             $5,001            $5,075
Other Assets                                                              $162              $194
                                                                ---------------------------------
     Total Assets                                                      $37,233           $14,685
                                                                =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                    $1,032            $2,252
    Bank Line of Credit                                                     50                 0
    Accrued expenses                                                       934               616
    Current corporate tax liability                                        853               200
    Capitalized leases-current                                              24                22
    Inter company payable                                                1,158               183
                                                            -------------------------------------
      Total current liabilities                                         $4,051            $3,273
Long Term Liabilities:
    Capitalized leases-long term                                           $45               $58
    Deferred compensation liability                                        158               158
    Deferred tax liability                                               1,048               986
                                                            -------------------------------------
      Total long-term liabilities                                       $1,251            $1,202
Stockholders' Equity:
    Common stock, $.01 par value                                           $81               $61
    Additional paid-in-capital                                          28,285             9,184
    Retained earnings                                                    3,565               965
    Unrealized appreciation on marketable securities                         0                 0
                                                            -------------------------------------
      Total stockholders' equity                                       $31,931           $10,210
                                                            -------------------------------------
      Total liabilities and stockholders' equity                       $37,233           $14,685
                                                            =====================================

                 See accompanying notes to financial statements.
                                       3

                          NACT TELECOMMUNICATIONS, INC.
                              Statements of Income
                      (In thousands, except per share data)


                                                     Three Months Ended                   Nine Months Ended
                                                        (Unaudited)                          (Unaudited)
                                            ------------------------------------ -----------------------------------
                                                Jun 30, 1997      Jun 30, 1996       Jun 30, 1997    Jun 30, 1996
                                            ------------------------------------- -----------------------------------

Revenues:
  Product sales                                          $5,739           $3,228            $15,591           $7,899
  Network carrier sales                                   1,472            1,139              4,296           $2,397
                                            ------------------------------------- -----------------------------------

  Total revenues                                         $7,211           $4,367            $19,887          $10,296

Cost of goods sold:
  Products                                               $1,457           $1,779             $4,959           $4,357
  Network carrier usage                                   1,394            1,113              4,105            1,938
  Amortization of acquired intangibles                       91               91                272              272
                                            ------------------------------------- -----------------------------------

  Total cost of goods sold                               $2,942           $2,983             $9,336           $6,567
                                            ------------------------------------- -----------------------------------

Gross profit                                             $4,269           $1,384            $10,551           $3,729

Operating expenses:
  Research and development                                 $740             $328             $1,779             $955
  Sales and marketing                                       824              241              1,748              684
  General and administrative                                891              813              2,464            2,090
  Amortization of acquired intangibles                      143              143                430              429
                                            ------------------------------------- -----------------------------------

  Total operating expenses                               $2,598           $1,525             $6,421           $4,158
                                            ------------------------------------- -----------------------------------

Income (loss) from operations                            $1,671           ($141)             $4,130            ($429)

Other Income (expense):                                    $152             $34                $299              $70
                                            ------------------------------------- -----------------------------------

Income (loss) before income taxes                        $1,823           ($107)             $4,429            ($359)

Income taxes                                               $729            ($31)             $1,829            ($104)
                                            ------------------------------------- -----------------------------------

Net income after taxes                                   $1,094            ($76)             $2,600            ($255)
                                            ===================================== ===================================

Net income per share                                      $0.13          ($0.01)              $0.37           ($0.04)

Weighted average shares outstanding                       8,114            6,114              7,022            6,114


                 See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                            Statements of Cash Flows
                                 (In thousands)

                                                                              Nine Months Ended
                                                                                  June 30,
                                                                         1997                 1996
                                                                     (Unaudited)           (Unaudited)
                                                                 -------------------------------------------
Cash flows from operating activities:
  Net income                                                                  $2,600                 ($255)
  Adjustments  to reconcile  net income to net cash
         Provided by (used in) operating activities:
         Depreciation and amortization                                         1,029                    961
         Provision for loss on accounts and notes receivable                     933                    375
         Provision for loss on inventory                                         270                      -
         Provision for loss on sale of equipment                                  47
         Capital contribution by parent company                                  900                    (64)
         Deferred taxes                                                           97                     10
         Decrease (increase) in operating assets:
            Trade accounts and notes receivable                               (7,620)                   (80)
            Inventories                                                         (439)                (1,235)
            Prepaid expenses and other assets                                   (116)                   210
         Increase (decrease) in operating liabilities:
            Accounts payable                                                  (1,220)                   (19)
            Accrued expenses                                                     680                    (91)
            Income taxes payable                                                 655                     26
            Payable to GST USA                                                   975                   (309)
            Deferred revenue and deferred compensation                          (363)                   356
                                                                            ---------                 ------
               Net cash provided by (used in)
                  operating activities                                        (1,572)                 ( 115)
                                                                            ---------                 ------
  Cash flows from investing activities:
            Purchase of land, property, plant and equipment                   (4,576)                  (355)
            Proceeds from sale of marketable securities                          250                    397
            Cash included in transfer of Wins to parent                            -                   (174)
            Purchase of marketable securities                                 (2,240)                     -
            Capitalization of software development costs                        (736)                  (330)
                                                                            ---------                 ------
               Net cash provided by (used in)
                 investing activities                                         (7,302)                  (462)
   Cash flows from financing activities:
            Net borrowings under line of credit                                   50                      -
            Proceeds from issuance of common stock                            18,222                      -
            Principle payments of capital lease obligations                      (12)                   (11)
                                                                            ---------                 ------
               Net cash provided by (used in)
                 Financing activities                                         18,260                    (11)
                                                                            ---------                 ------
   Net (decrease) increase in cash                                             9,386                   (588)
   Cash at beginning of period                                                   695                  1,122
                                                                            ---------                 ------
   Cash at end of period                                                     $10,081                   $534
                                                                            ================================


                 See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                      Statements of Cash Flows (continued)
                                 (In thousands)

                                                                              Nine Months Ended
                                                                                   June 30,
                                                                         1997                  1996
                                                                      (Unaudited)          (Unaudited)
                                                                  ------------------- ----------------------
    Supplemental disclosures of cash flow information

        Cash paid during the period for:

             Interest                                                   $18                     $9
             Income taxes                                               $62                    $70




                 See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                          Notes to financial statements

1.  Basis of Presentation

The interim financial statements included herein have been prepared by NACT Telecommunications, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 audited financial statements filed with the SEC in January 1997 as part of the Company's initial public offering prospectus (the "Prospectus"). In the opinion of management, the condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations for the three and nine month periods ended June 30, 1997 and 1996, and its cash flows for the nine month periods ended June 30, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.  Reincorporation

The Company was incorporated in Utah in January 1982. The Company reincorporated in Delaware on February 13, 1997. The number of authorized shares of Common Stock, $0.01 par value per share, of the Company is 25,000,000 and the number of authorized shares of preferred stock, $0.01 par value per share, of the Company is 10,000,000.

3.  Initial Public Offering

The Company completed an initial public offering ("IPO") of its common stock in February 1997. A total of 3,000,000 shares of Common Stock were sold, 2,000,000 shares by the Company and 1,000,000 shares by GST USA, Inc., the Company's parent ("Selling Shareholder or GST USA"). The selling price per share was $10.00. The Company and the Selling Shareholder received gross proceeds of $20,000,000 and $10,000,000, respectively. The net proceeds to the Company from the sale, after deducting underwriting discounts and estimated offering expenses was approximately $18,167,000. The Company did not receive any proceeds from the sale of Common Stock by the Selling Shareholder.

4.       Earnings Per Share

Earnings per share is computed based on the weighted average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. Fully diluted earnings per share for the three months and nine months ended June 30, 1997 and June 30, 1996 were not materially different from primary earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 established a different method of computing earnings per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic earnings per share and diluted earnings per share. Basic earnings per share is expected to be higher than the currently presented primary earnings per share as the effect of dilutive stock options will not be considered in computing basic earnings per share. Diluted earnings per share is expected to be comparable or slightly lower than the currently presented primary earnings per share.

SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. Accordingly, the Company plans to adopt SFAS 128 in the first quarter of fiscal 1998.

5.  Stock Plan

The Company's 1996 Stock Option Plan (the "Stock Option Plan") was approved by the Board of Directors and sole stockholder of the Company on November 26, 1996. The purpose of the Stock Option Plan is to create additional incentives for the Company's employees, directors and others who perform substantial services to the Company by providing an opportunity to purchase shares of the Common Stock pursuant to the exercise of options granted under the Stock Option Plan. The Company may grant options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, and non-qualified stock options. Incentive stock options may be granted to employees (including officers and directors who are employees). Non-qualified stock options may be granted to employees, officers, directors, independent contractors and consultants of the Company. As of June 30, 1997, 1,250,000 shares were reserved for issuance under the Stock Option Plan and options to purchase 886,150 shares of Common Stock were outstanding.

Options become exercisable at such times and in such installments as the Board of Directors or Compensation Committee provides. The Stock Option Plan will terminate on November 25, 2006, unless earlier terminated by the Board of Directors.


6.  Inventories

Inventories are as follows (in thousands):
                                                     June 30, 1997           September 30, 1996
                                                     -------------  -------------------------------

Raw materials                                            $1,139                    $378
Work-in-process                                             361                     346
Finished goods                                              145                     317
Refurbished inventory held for sale                         751                   1,365
                                             ------------------------------------------------------
                                                         $2,396                   $2,406
                                             ======================================================

7.  Property and Equipment

Property and equipment are as follows (in thousands):

                                                          June 30, 1997      September 30, 1996
                                                          -------------      ------------------
Furniture and equipment                                         $199                    $212
Computer equipment                                               603                     441
Switch and testing equipment                                     788                     492
Automobile                                                        22                       0
Land                                                             563                       0
Construction in progress                                       3,461                       0
                                                      ---------------------------------------
                                                               5,636                   1,145
Less accumulated depreciation and amortization                   428                     427
                                                      ---------------------------------------
                                                              $5,208                    $718
                                                      =======================================

Property, plant and equipment increased from September 30, 1996 to June 30, 1997 primarily due to the purchase of land and the costs incurred on the construction of the Company's new manufacturing and headquarters facility in Provo, Utah.

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

Results of Operations

The following table sets forth certain statement of operations data presented as a percentage of revenues, for the period indicated:

                                                     Three Months Ended                   Nine Months Ended
                                            ------------------------------------ -----------------------------------
                                               Jun. 30, 1997     Jun. 30, 1996      Jun. 30, 1997    Jun. 30, 1996
                                            ------------------------------------- -----------------------------------
                                                                           (Unaudited)
       Revenues:
         Product sales                                    79.6%            73.9%              78.4%            76.7%

         Network carrier sales                            20.4%            26.1%              21.6%            23.3%
                                                --------------------------------- -----------------------------------

         Total revenues                                  100.0%           100.0%             100.0%           100.0%

       Cost of goods sold:
         Products                                         20.2%            40.7%              24.9%            42.3%
         Network carrier usage                            19.3%            25.5%              20.6%            18.8%
         Amortization of acquired intangibles              1.3%             2.1%               1.4%             2.7%
                                                --------------------------------- -----------------------------------

         Total cost of goods sold                         40.8%            68.3%              46.9%            63.8%
                                                --------------------------------- -----------------------------------

       Gross profit                                       59.2%            31.7%              53.1%            36.2%

       Operating expenses:
          Research and development                        10.2%             7.5%               8.9%             9.3%
          Sales and marketing                             11.4%             5.5%               8.8%             6.6%
          General and administrative                      12.4%            18.6%              12.4%            20.3%
          Amortization of acquired intangibles             2.0%             3.3%               2.2%             4.2%
                                                --------------------------------- -----------------------------------

          Total operating expenses                        36.0%            34.9%              32.3%            40.4%
                                                --------------------------------- -----------------------------------

       Income (loss) from operations                      23.2%            (3.2%)              20.8%           (4.2%)

       Other Income (expense):                             2.1%             0.8%               1.5%             0.7%
                                                --------------------------------- -----------------------------------

       Income before income taxes                         25.3%           (2.4%)              22.3%            (3.5%)

       Income taxes                                       10.1%           (0.7%)               9.2%            (1.0%)
                                                --------------------------------- -----------------------------------

       Net income after taxes                            15.2%            (1.7%)              13.1%            (2.5%)
                                                ================================= ===================================

Total Revenues. The Company's revenues increased 63.6% from $4.4 million for the three months ended June 30, 1996 to $7.2 million in the equivalent 1997 quarter. Product sales, which includes switching application systems, software and factory support, increased 78.1% from $3.2 million for the three months ended June 30, 1996 to $5.7 million in the equivalent 1997 quarter primarily due to sales of the larger port capacity STX switching system which has a higher selling price. The STX is the Company's new switching application platform which was released to the market in May 1996. Network carrier sales increased 36.4% from $1.1 million for the three months ended June 30, 1996 to $1.5 million in the equivalent 1997 quarter primarily due to increased carrier usage volumes from existing network carrier customers.

The Company's revenues increased 93.2% from $10.3 million for the nine months ended June 30, 1996 to $19.9 million in the equivalent 1997 period. Product sales increased 97.5% from $7.9 million for the nine months ended June 30, 1996 to $15.6 million in the equivalent 1997 period primarily due to increased per unit and larger port capacity sales of the STX, which was released to the market in May 1996. Network carrier sales increased 79.2% from $2.4 million for the nine months ended June 30, 1996 to $4.3 million in the equivalent 1997 period primarily due to increased carrier usage volumes from existing network carrier customers.

Gross Profit.

Product Sales. The Company's gross profit increased 207.1% from $1.4 million for the three months ended June 30, 1996 to $4.3 million in the equivalent 1997 quarter due to an increase in product sales resulting from sales of the higher margin, larger port capacity STX switch, which was introduced to the market in May 1996. Gross profit on product sales as a percent of product sales was 44.9% and 74.6% for the three months ended June 30, 1996 and 1997, respectively.

The Company's gross profit increased 186.5% from $3.7 million for the nine months ended June 30, 1996 to $10.6 million in the equivalent 1997 period due to an increase in product sales resulting from sales of the larger port capacity STX. Gross profit on product sales as a percent of product sales was 44.8% and 68.2% for the nine months ended June 30, 1996 and 1997, respectively.

Network Carrier Sales. The Company's gross profit increased 200.0% from $26,000 for the three months ended June 30, 1996 to $78,000 in the equivalent 1997 quarter primarily due to an increase in network carrier sales resulting from higher carrier usage volumes from existing network carrier customers. Gross profit on network carrier sales as a percent of network carrier sales was 2.3% and 5.3% for the three months ended June 30, 1996 and 1997, respectively.

The Company's gross profit decreased 58.4% from $459,000 for the nine months ended June 30, 1996 to $191,000 in the equivalent 1997 period primarily due to increased usage costs to several international countries in which the Company's network carrier service customers were doing a high volume of traffic. Gross profit on network carrier sales as a percent of network carrier sales was 19.1% and 4.4% for the nine months ended June 30, 1996 and 1997, respectively.

Research and Development. The Company's research and development expenses increased 125.6% from $328,000 for the three months ended June 30, 1996 to $740,000 in the equivalent 1997 quarter primarily due to an increase in personnel and other expenditures for planning and implementation of several hardware and software research and development projects designed to enhance the STX switching platform and the NTS billing system. Capitalized software development costs were $84,000 and $212,000 for the three months ended June 30, 1996 and 1997, respectively.

The Company's research and development expenses increased 80.0% from $1.0 million for the nine months ended June 30, 1996 to $1.8 million in the equivalent 1997 period primarily due to an increase in personnel and other expenditures for planning and implementation of several hardware and software research and development projects designed to enhance the STX switching platform and the NTS billing system. The Company expects that research and development expenses will increase in the future to facilitate the rapid deployment of new products and applications. Capitalized software development costs were $244,000 and $749,000 for the nine months ended June 30, 1996 and 1997, respectively.

Sales and Marketing. The Company's sales and marketing expenses increased 241.9% from $241,000 for the three months ended June 30, 1996 to $824,000 in the equivalent 1997 quarter primarily due to the hiring of additional senior sales personnel, the opening of new domestic sales offices, increased advertising and trade show expenditures, and increased commissions paid as a result of the increase in STX switch sales.

The Company's sales and marketing expenses increased 155.6% from $684,000 for the nine months ended June 30, 1996 to $1.7 million in the equivalent 1997 period primarily due to the hiring of additional senior sales personnel, the opening of new domestic sales offices, increased advertising and trade show expenditures made to enhance the Company's marketing program and increased commissions paid as a result of the increase in STX switch sales.

General and Administrative. The Company's general and administrative expenses increased 9.6% from $813,000 for the three months ended June 30, 1996 to $891,000 in the equivalent 1997 quarter primarily due to the expansion of the administrative and technical support departments.

The Company's general and administrative expenses increased 19.0% from $2.1 million for the nine months ended June 30, 1996 to $2.5 million in the equivalent 1997 period primarily due to the expansion of the purchasing, technical support, and training departments in order to support the Company's increased shipments and installations of the STX switching platform and NTS billing systems.

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

Income Taxes. The Company's effective tax rate for the nine months ended June 30, 1997 was 40.0%. This is higher than the respective statutory federal and state tax rates due to amortization of goodwill. This higher effective tax rate is expected to continue during the amortization period of the acquired goodwill from GST USA.

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


Liquidity and Capital Resources. The Company currently finances its operations, and normal reoccurring capital expenditures through cash flow from operations and its current cash and short-term investment balances. For the nine months ended June 30, 1997, operating activities used cash of $ 1.6 million. Capital expenditures, including the purchase of land, totaled $4.6 million for the nine month period ended June 30, 1997. The Company had principal commitments as of June 30, 1997 for approximately $679,000 to complete construction of and furnish the Company's new headquarters building and approximately $200,000 for contract design and completion of the new 68060 CPU processor for the STX.

As of June 30, 1997, the Company had cash, cash equivalents and marketable securities totaling $12.3 million an increase of $11.4 million from September 30, 1996 primarily due to the cash proceeds received from the sale of common stock from the Company's IPO in March 1997.

The Company maintains an unsecured bank line of credit expiring in February 1998 that provides borrowings up to $750,000 at the bank's prime rate plus one point. Fifty thousand ($50,000) was outstanding under the line credit at June 30, 1997.

As of June 30, 1997, the Company was contingently liable under repurchase agreements for a maximum of $2.3 million to Zions Credit Corporation ("Zions"). Zions provides lease financing to the Company's customers on a recourse basis.

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

Date: August 14, 1997

                                    NACT TELECOMMUNICATIONS, INC.
                                         (Registrant)


                                    /S/ A. Lindsay Wallace
                                    ----------------------
                                        A. Lindsay Wallace
                                        President and Chief Executive Officer



                                    /S/ Eric F. Gurr
                                    ----------------
                                    Eric F. Gurr
                                    Chief Financial Officer