Form 10-K
period 1997-09-30
NACT TELECOMMUNICATIONS INC
filed 1997-12-29
CIK 1027600

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997

                                    OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________

                        Commission file number 000-22017

                          NACT TELECOMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                        87-0378662
(State or Other Jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  Number)

191 West 5200 North, Provo, Utah                               84604
(Address of Principal Executive Offices)                    (Zip Code)

       Registrant's telephone number, including area code: (801) 802-3000

       Securities registered pursuant to Section 12(b) of the Act: None


                                               Name of each exchange
      Title of each class                       on which registered
      -------------------                       -------------------

        Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value at December 23, 1997 of the Registrant's Common Stock, $0.01 par value (based upon the closing price of $15.00 per share of such Shares on the Nasdaq Stock Market), held by non-affiliates of the Company was approximately $45,226,275.00. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the Registrant.

At  December  23,  1997,  there  were   outstanding   8,128,797  shares  of  the
registrant's Common Stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed not later than January 28, 1998 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I

Item 1        Business                                                       3
Item 2        Properties                                                    15
Item 3        Legal Proceedings                                             15
Item 4        Submission of Matters to a vote of Security Holders           16

PART II

Item 5        Market for  Registrant's  Common  Equity and
              Related  Stockholder Matters                                  16
Item 6        Selected Financial Data                                       17
Item 7        Management's  Discussion  and Analysis of
              Financial  Condition and Results of Operations                19
Item 7A       Quantitative and Qualitative Disclosures about Market Risk    23
Item 8        Financial  Statements and Supplementary Data                  23
Item 9        Changes in and  Disagreements  with  Accountants on
              Accounting and Financial Disclosures                          46

PART III

Item 10       Directors and Executive Officers of the Registrant            46
Item 11       Executive Compensation                                        46
Item 12       Security Ownership of Certain Beneficial Owners
              and Management                                                46
Item 13       Certain Relationships and Related Transactions                46

PART IV

Item 14       Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                   46

FORWARD-LOOKING STATEMENTS
This Form 10K contains certain forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the Company's dependence on recently introduced products and products under development, competition and the impact of technological change on the Company's products. In light of the significant uncertainties inherent in the forward -looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


                                     PART I

ITEM 1 - BUSINESS

General

NACT Telecommunications, Inc. (the "Company") was incorporated in the State of Utah in January 1982. The Company reincorporated in Delaware in February 1997. The Company's address is 191 West 5200 North, Provo, Utah 84604 and its telephone number is (801) 802-3000.

The Company provides advanced telecommunication switching platforms with integrated applications software and network telemanagement capabilities. The Company designs, develops and manufactures all hardware and software elements necessary for a complete fully integrated, turnkey telecommunications switching solution. Its customers do not require the multiple suppliers of hardware and value added resellers of software that would otherwise be necessary to provide a wide range of services and applications. The Company's customers include national and international long distance carriers, prepaid debit card and prepaid cellular network operators, international call back/reorigination providers and other specialty telecommunications service providers.

The Company's products and services include the STX application switching platform, the NTS telemanagement and billing system (the "NTS"), facilities management services, and selling and servicing LCXs. The STX (the "STX") is an integrated digital tandem switching system that currently supports up to 1,344 ports per switch and can be combined with two additional STXs to provide a total capacity of 4,032 ports per system. The STX includes proprietary systems software that enables standard applications such as 1+ and optional advanced applications such as international call back/reorigination, prepaid debit card and prepaid cellular. The Company has targeted the STX, with its enhanced features and scaleable capacity, to an expanded group of customers, including independent telephone companies, CAPs/CLECs, shared tenant service providers, Fortune 1000 corporations and local telephone companies within and outside the United States. The NTS performs call rating, accounting, switch management, invoicing and traffic engineering for multiple switches that may either be NACT switches or a number of other industry switches. In conjunction with the sale of a system, the Company offers a facilities management service whereby the Company will operate and maintain a customer's switch for a fee. In providing this service, the Company enables its customers to direct their attention toward marketing their products rather than initially focusing on the technical aspects of operating a switch.

CURRENT YEAR'S DEVELOPMENTS

The Company completed an initial public offering ("IPO") of its common stock in March 1997. A total of 3,000,000 shares of Common Stock were sold; 2,000,000 shares by the Company and 1,000,000 shares by GST USA, Inc., the Company's parent ("Selling Shareholder" or "GST USA"). The selling price per share was $10.00. The Company and the Selling Shareholder received gross proceeds of $20,000,000 and $10,000,000, respectively. The net proceeds to the Company from the sale, after deducting underwriting discounts and offering expenses, was approximately $18,067,000. The Company did not receive any proceeds from the sale of Common Stock by the Selling shareholder.

On July 1, 1997 the Company completed the planned move of its corporate headquarters and manufacturing facilities from Orem, Utah to Provo, Utah. The new building was paid for from the proceeds of the IPO. The new facility has increased the Company's manufacturing capabilities by approximately 300%. The Company's former corporate headquarters and manufacturing facility was being leased on a month to month basis.

In Fiscal 1997, the Company opened new sales and technical support offices in Florida, New York, New Jersey and in the United Kingdom. Also, the Company made its first international sales of its STX and NTS products in the fiscal fourth quarter of 1997.

INDUSTRY BACKGROUND

Deregulation of long distance phone service in 1984 opened competition in the telecommunications market to companies such as MCI Communications, Inc. ("MCI"), Sprint Corporation ("Sprint"), WorldCom Inc. ("WorldCom"), and many smaller specialty services providers. Today, there are over 450 long distance companies in the United States according to the FCC. In addition to basic long distance calling (1+), many of these companies are providing high value added, specialty long distance products such as international call back/reorigination, prepaid debit card and prepaid cellular to differentiate their services from each other and to generate higher margin revenue than basic long distance phone services can provide.

International call back/reorigination, International call back/reorigination companies provide least cost long distance calling services from one foreign country to another through the use of a switch located in the United States that takes advantage of the lower rate per call charged in the United States. According to M.J. Scheele and Associates ("M.J, Scheele"), the international call back/ reorigination market increased from $300 million in 1994 to $485 million in 1995, with estimated growth in 1996 to over $750 million and over $1.1 billion by 1997. M.J. Scheele also estimates that growth in the number of call back reorigination providers will continue as well from 103 by the end of 1995 to 144 by the end of 1996 and 188 by the end of 1997. The Company believes that as deregulation takes place in specific countries, international call back/reorigination providers will be positioned for additional opportunities to provide direct dial international calling by virtue of their established customer base.

Prepaid debit cards/Prepaid cellular. Prepaid debit cards allow users to make long distance calls from any touch tone phone based on a given number of minutes that have been credited to the card. Prepaid debit card applications include promotional campaigns, fund raising for charitable organizations and budgeted out-of-town calling for travelling employees. In addition, prepaid debit cards allow long distance companies to generate revenues from a base of customers who would otherwise not have the opportunity to take advantage of long distance services due to credit and other considerations. The United States prepaid debit card market is expected to grow from $12.0 million in 1992 to approximately $1.1 billion in 1996 to over $2.0 billion in 2000, according to MultiMedia Publishing Company ("MultiMedia"). An emerging application in the prepaid market is prepaid cellular, a service whereby cellular phone users can limit their monthly dollar usage automatically in the same manner that a prepaid debit card limits the time a user can call. The Company believes that the potential prepaid cellular market is not currently being effectively addressed in the United States. The potential market, which, according to MultiMedia, is approximately $1.5 billion and is expected to exceed $3.0 billion by 2000, consists of a large number of potential users who either are denied traditional cellular service due to lack of credit or need to limit the usage of cellular service. Prepaid cellular offers a way to capture revenue from these potential subscribers.

1+. One plus is a dialing method that enables equal access to telephone networks by all service providers offering direct dial long distance, whether inside or outside of a caller's own area code. This protocol also enables the introduction of telephone exchanges with the same three digits as area codes. The 1+ market is comprised of both large global companies including MCI, Sprint, AT&T and WorldCom and smaller, entrepreneurial long distance providers that are either facilities based or switchless. Historically, these smaller specialty services providers have competed exclusively based on price. However, the Company believes that these companies are competing increasingly based on their ability to provide enhanced services as well as on price. According to Frost & Sullivan, revenues in the United States 1+ market are predicted to exceed $70.0 billion by 1998. The share of total long distance revenues related to international services rose from 16.0% in 1994 to 17.0% in 1995 and is likely to exceed 20.0% by 1999. Additionally, Frost & Sullivan estimates that the international market is growing over two times as fast as the domestic market.

As long distance service providers have increasingly offered enhanced services to their customers, demand for these services has also increased in the local exchange market. Competitors such as Competitive Access Provider ("CAPS"), Competitive Local Exchange Carrier ("CLECs"), cellular and Personal Communications Services Providers ("PCS"), specialized mobile radio companies and, more recently, cable television providers have begun rapidly deploying enhanced services and providing cost effective interfaces to long distance carriers. In addition, the Telecommunications Act of 1996 allows CLECs to compete with the incumbent Local Exchange Carrier ("LEC") (generally, the Regional Bell Operating Company or GTE) for basic local telephone service. NationsBanc Capital Markets, Inc., in 1996, estimated that the business and institutional market for telecommunications services totals approximately $72.0 billion, all of which is addressable by CLECs. Additionally, demand for enhanced services is expected to increase internationally as new service opportunities result from the combination of privatization of previously government-owned telecommunications systems, competition created in these international markets and the creation of services in developing countries with typically low densities of telephones.

The Company believes that companies competing in this new environment require switching platform systems that are flexible to meet the diverse requirements of an expanding array of applications. These systems must be compatible with the variety of transmission technologies utilized by telephone companies and must be capable of processing multiple concurrent services. In order to provide enhanced services to end users, a provider must purchase (i) one or more applications switch platforms, (ii) software applications to run the switches and provide system functionality and (iii) a billing system. Historically, an entrepreneur interested in entering the international call back/ reorigination, prepaid debit card and prepaid cellular markets had to purchase each of these components from a separate vendor. Customers who purchase components from different sources must, either on their own or through the services of a consultant, configure the disparate components and provide for the system's maintenance and upgrading. This requires a significant expenditure of time and money, limits interoperability and technology upgrading, and diverts company resources. The Company believes that in today's market environment its customers require solutions that allow quick, easy entry into the market, flexibility to add new services and additional capacity, high reliability and low cost.

THE NACT SOLUTION

The Company provides its customers with a complete, integrated package consisting of both the application platform hardware and the operations application software necessary to provide a full array of intelligent network services. The Company offers a switching solution that includes essentially all of the key elements necessary to enable a customer to offer enhanced services such as; the installation of the switch, the training of the customer for the use of the switch, available applications, a billing system, consulting services, and ongoing customer support. The Company believes that it is the only provider of a system that integrates all of these components into one comprehensive package that includes a broad range of applications, competitive pricing, interoperability and scaleable port capacity. The Company sells its products to long distance carriers, international call back/reorigination providers, prepaid debit card and prepaid cellular network operators and other specialty telecommunications service providers.

The Company offers a turnkey system, integrated with customer support that can be quickly implemented and upgraded to meet evolving market requirements. The
Company makes available to its customers a full array of technical and commercial support on a 24-hour-a-day, seven-day-a-week basis. The Company also offers to manage and operate a customer's application platform and provide competitively priced network services. Further, the Company continually develops enhancements to its software applications in an effort to enable its customers to utilize the latest technologies and most efficient systems available. The Company strives to address its customers' specific needs and regularly enhances its products to meet such needs. The Company believes its products enable its customers to enter the marketplace and expand their businesses with increased switching capacity and software applications as the need arises.

THE NACT STRATEGY

The Company's objective is to be a leading manufacturer and supplier of turnkey solutions to providers of enhanced telecommunications services on a worldwide basis. Key elements of the Company's strategy are to:

o Provide a Complete Integrated Switch Solution. The Company's product strategy is to offer a switching platform consisting of both the hardware and software necessary to provide intelligent network services, thus offering a single source solution to its customers. The

         Company provides its customers with a switching solution that includes essentially all of the key elements a customer needs to offer enhanced telephone services. The Company's package also includes installation and training with respect to the use of the switch and the applications. The Company offers facilities management services to operate and maintain a customer's switch. In addition, the Company offers long distance carrier services to its facilities management services customers. Currently, this long distance carrier service is provided to customers with operations primarily in Brazil and Eastern Europe.

o Focus on Growth-Oriented Telecommunications Providers. The Company focuses on emerging providers of enhanced long distance and local telecommunications services that are entering existing service markets recently opened to competition. The Company expects to capitalize on the opportunities created by the deregulation of the telecommunications industry worldwide and the resulting increased demand for advanced, integrated telecommunications switching equipment by offering enhanced services and network management and billing systems. The Company believes that as the telecommunications industry continues to evolve, individual providers will offer more diverse services and, as a result, will require intelligent switches with application software and flexible billing systems.

o Build Direct Sales Organization. The Company believes that a direct sales organization that understands and can solve complex switching and network management and billing system requirements will enable the
         Company  to  increase  product  sales to  specialty  telecommunications network  service  providers.  The  Company  has  an  established  sales presence in Utah, New York and Florida. The Company is currently establishing a sales presence in the United Kingdom and intends to further expand its sales organization both domestically and internationally.

o Target Customers with Large Capacity Requirements. Historically, the Company has focused its sales and marketing efforts on small, entrepreneurial telecommunications service providers for which 480 port integrated switching systems were adequate to serve their customer base. With the introduction of the STX and its enhanced, interoperable feature set and capacity to provide 4,032 ports, the Company is capable of addressing the port requirements of larger customers. This customer base consists of larger IXCs and LECs, rural independent telephone companies, CLECs, organizations with large volumes of telecommunications traffic (especially multinational corporations) and manufacturers of large port capacity switches that do not have integrated capabilities to provide enhanced telephony services.

o Expand into International Markets. The Company believes that the international markets for competitive services present significant opportunities for its products. To facilitate the implementation of its international strategy, the Company is developing and adapting its existing products to meet international standards such as international dialing plans, E-1 and R-2 signaling. The Company intends to build its international presence by forming relationships with distributors, service providers and large telecommunications equipment manufacturers and by creating an international sales force.

o Maintain a High Level of Customer Satisfaction. The Company's customers operate in an environment in which reliability and availability of technical support are increasingly critical factors. The Company's manufacturing and technical support operations are intended to achieve high reliability of its products and services. The Company's technical support staff provides business consulting as well as trouble-shooting services to its customers. The Company believes that its research and development efforts contribute materially to ongoing customer satisfaction by providing product features requested by customers. The Company makes a significant number of sales as a result of repeat sales and referrals from its existing customers. The Company also believes that significant investments in research and development will be important in maintaining and building its customer base. During the year, the Company opened new technical support offices in Florida, New Jersey and the United Kingdom.

PRODUCTS

The Company's product line consists of the STX Switching System, the NTS billing system and the LCX switching platforms.

THE STX SWITCHING SYSTEM
The Company's STX Switching System consists of an integrated application switching platform and a suite of applications software. The Company sells an optional companion Master Control Unit ("MCU") to integrate and service multiple STXs and to add redundancy to the network. The Company has targeted the STX to an expanded group of customers, including larger enhanced long distance providers, independent telephone companies, CAPs/CLECs, shared tenant service providers, Fortune 1000 corporations and local telephone companies in other countries. The Company believes that its STX switching platform meets or exceeds the scaleability, performance, interoperability and reliability standards of this expanded customer base. The Company believes that the STX offers value added features and capacity at price points typically below those offered by its competitors.

The STX application switching platform was designed as a hardware platform for the enhanced service features that are delivered by the Company's own suite of applications software. The STX platform consists of a digital tandem switch that currently supports up to 1,344 ports per switch. It is a single chassis design with dual disk drives or RAID mass storage, digital audiotape (DAT) or digital linear tape (DLT) back-up, console and dual modems. The simplicity of its design makes it a reliable hardware platform to which enhanced telecommunications service features can easily be added by software. The STX platform has also been designed so that users can easily replace boards by hotswapping them, a process that does not require the user to shut down or temporarily disable the switching system.

The STX applications switching platform has a cost-effective design incorporating only three types of boards, CPU, T-1 and DSP, and a chassis with a backplane that supports 2,048 time slots. The current CPU board is powered by a 33 MHz Motorola 68040 processor and contains 64 or 128 megabytes of RAM, a SCSI-2 peripheral interface, two ARCnet LAN controllers (backplane and external for communication with the MCU and other STX switches), eight RS-232 serial ports and alarm LEDs and external relays. The T-1 board is powered by a Motorola processor and has two megabytes of RAM, an ARCnet LAN controller, and eight T-1 interface controllers that handle 192 ports. The DSP board uses a Motorola processor with eight megabytes of RAM, an ARCnet controller, three DSP processors (96 or 120 channels of tone decoding or encoding) and a 64-channel audio device for the playback of integrated audio messages or the temporary recording of audio. Each DSP board may cache up to seven megabytes of frequently-used audio phrases, regardless of language. All boards have been designed with low-cost components.

The STX hardware platform can operate on a standalone basis with a port capacity of 1,344. The Company's optional MCU can link up to three STXs , which can be served by a common database for a total system capacity of 4,032 ports. The STX is also designed to work seamlessly with the Company's NTS 1000 and future NTS 2000 billing systems.

APPLICATIONS SOFTWARE
The Company's suite of STX applications software consists of over one million lines of code. This software supports major application features that are fully integrated and interoperable. The major applications features include: equal access calling (1+), automated operator (0+), live operator service provider support (0-), real-time validation of credit card and billing numbers, prepaid debit cards, prepaid cellular, international call back, phone centers, real-time rating, fraud minimization, external computer application programming interfaces, call re-origination, and integrated audio with twenty two languages. Interoperability enables several applications packages to be used in conjunction with each other. For example, a prepaid, international call back call can be assisted by a live operator and rated as a prepaid, operator-assisted, international call back call. Almost all features are implemented in software, allowing unlimited capability for enhancement and customization.

MASTER CONTROL UNIT

The Master Control Unit allows interconnectivity between multiple NACT STX platforms and permits database information to become centralized by connecting co-located NACT systems. Interconnectivity permits expanded carrier call routing. With more ports available due to the MCU, the likelihood of a caller receiving a "system busy" signal is essentially eliminated. Downtime of a single switch has minimal caller impact when proper carrier management is used.

THE COMPANY'S STX SWITCHING APPLICATIONS PLATFORM

Scaleability. The STX architecture allows configurations from 24 to 1,344 ports in a single chassis. The MCU allows up to three STX platforms to use a single, common database and to appear as a single applications system of up to 4,032 ports with common control of required features such as concurrency checking and fraud minimization. This performance is achieved using the current Motorola
68040 CPU board. With a new CPU board under development by the Company, incorporating a Motorola 68060 microprocessor, the STX and MCU systems will achieve the full capacity of their architectures of 2,048 and 8,192 ports, respectively.

Performance. The STX applications platform with the Motorola 68040 CPU board can process seven to eight million call minutes per month in a 1,024 port nonblocked configuration. The Motorola 68060 processor will increase capacity to 15 million call minutes in a 2,048 port nonblocked configuration. By linking four STXs with the MCU, capacity will be increased to up to 60 million call minutes per month using the Motorola 68060 CPU board.

Interoperability. The STX applications platform has been developed to allow multiple application packages to run simultaneously and in a seamless fashion. An example would be a client wishing to use international call back/reorigination, with the assistance of an operator to place the call, and the cost of the call being debited from the client's prepaid calling account. Virtually all features are implemented in the software allowing unlimited capability for enhancement and customization.

Reliability. The STX applications platform is designed using digital components and is capable of running on single or redundant power supplies. When multiple STX platforms are placed under the control of an MCU, the failure of a single STX platform is handled through carrier routing of calls into the remaining STX systems. With the introduction of the redundant MCU feature, the failure of a single STX will not compromise the routing of calls through the system.

NTS BILLING SYSTEM

The NTS 1000 is a call rating, accounting, switch management, invoicing and traffic engineering system designed to process the day-to-day operations of a small-to-medium sized long distance company. The NTS 1000 can collect calls from most major switching platforms including the STX and LCX application platforms and can rate all types of call traffic and, using a sophisticated rating engine, provides the owner with a highly flexible and completely customized rating capability. The accounting system handles all of the required information for managing a long distance customer base including configuration of authorization codes, ANIs, accounts receivable, and management of delinquent accounts. A major feature of the NTS 1000 is its switch management capability. When coupled with the STX and LCX application platforms, information that has been entered into the NTS 1000 can be electronically transferred into these systems, thereby minimizing data entry needs. This integrated communication between the NTS 1000 and the LCX and STX also allows for automatic disabling of authorization codes or ANIs when credit limits are exceeded. The NTS 1000 also has complete international call back/reorigination and prepaid debit card management support, as well as a complete invoicing package that supports multiple invoice styles and options for summary reports. It has a sophisticated traffic engineering reporting package that provides the ability to generate over 20 types of reports with a user specified beginning and ending time range.

The NTS 1000 system uses high performance Pentium, Pentium Pro or Pentium II servers using RAID and error correcting code (ECC) memory with the option of adding additional processors. It uses SCO's latest Unix offering, 5.0, which supports multiple processors and has full LAN support and enhanced Unix graphical user interface (GUI) system administration tools. The NTS 1000 uses Unify's relational database management system (RDBMS) for storage of information and for screen entry and reports. Access to the application can be either through a LAN using a terminal emulation package on PCs or using terminals connected directly through RS-232 ports.

The NTS 2000 is the Company's next generation billing system. This system is a state-of-the-art product incorporating leading edge technology and data processing techniques. This new product integrates the popular features and functionality of our existing NTS 1000 billing system with the following major enhancements: real time data processing including call collection and call rating, user friendly graphical user interface (GUI), open system connectivity which allows integration with other information systems, enhanced security and audit trails of user activity. This new system utilizes Informix's industry standard On-Line Dynamic Server RDBMS, which provides for expanded growth and also takes advantage of multiprocessor configurations. The new GUI screens provide an advanced user interface, which dramatically increases user productivity by consolidating operational, and management needs and providing an environment that is user friendly and intuitive. The NTS 2000 has additional functionality including: support of 250 digit authorization code numbers, complete support of international rating, real time credit limit checks, and real-time customer support management.

The NTS 2000 was released to a customer on an alpha test basis during the fiscal fourth quarter of 1997 and is projected to be released for general sale during the second quarter of fiscal 1998.

LCX Switching System. Prior to introducing the STX, the Company's principal product was the LCX applications platform, which has a maximum capacity of 480 ports in a single cabinet configuration. While the Company continues to sell refurbished LCXs and support users of LCXs, the Company does not plan to manufacture additional LCXs or develop ongoing enhancements for the LCX. The versatility of the LCX, which was designed to operate in an unattended environment, enables it to provide, in an integrated fashion, the following applications: long distance, pay phone or courtesy phone network management, international call back/reorigination and prepaid debit card. During the introduction of the STX, the Company offered an option to customers of the LCX to return their LCX system in exchange for a discount on their purchase of an STX system. The Company refurbishes and resells the returned LCX systems, which are attractive to customers with lower capacity and feature requirements. The reliability of the LCX enables the system to be easily refurbished by general cleaning and functional testing procedures. The system is then upgraded to the latest LCX configuration, including both hardware and software, and made ready for shipment to customers. Refurbished LCXs are currently being sold with any two applications and five languages and is targeted to smaller customers who are considering buying a PC-based switch without an integrated billing system for essentially the same price.

Services. The Company offers facilities management services to its customers who do not have or plan to hire technical operators. This service allows the customer to concentrate on marketing its products while the Company operates and maintains its switch for a fee. The Company offers facilities management services to facilitate sales of its switches. The Company also provides competitively priced domestic and international network services to its customers, thereby facilitating their smooth entry into the communications
business.   Through  the  aggregation  of  customer  traffic,  the  Company  has negotiated favorable carrier rates from the major interexchange carriers. Currently, the switch room that houses a customer's equipment is located at the Company's headquarters in Provo, Utah.

Customers. The Company's applications platforms and billing systems have been accepted in a variety of segments of the telecommunications industry and serve a broad array of domestic and international applications. To date, the Company estimates that it has installed over 500 application switching and billing systems. See note 11 of Notes to Financial Statements, included in Part II of this Form 10K filing, for listing of significant customers.

The Company's customers are diverse and represent many different aspects of the telecommunications industry. These customers have implemented a wide variety of features on the STX switching platform and NTS billing system including: prepaid debit card, international call back, operator services, prepaid cellular, and other applications for specialty markets.

SALES AND MARKETING

The Company primarily sells its products through a direct sales force located at the Company's headquarters in Provo, Utah and through remote sales offices in New York and Florida. The Company's marketing strategy is to generate leads through attendance at trade shows, advertising in industry periodicals and referrals from existing customers. The Company convenes annual two-day round table discussions for its customers. The Company invites its customers and their competitors to meet in an environment of cooperation and collaboration to discuss their experiences with the Company's products, providing significant consideration for future NACT product development and enhancement.

The Company has established a sales presence in the United Kingdom and plans to establish sales presence in other countries it believes to be strategically advantageous. The Company believes that a sales organization that understands and can solve complex switching and network management and billing systems requirements is necessary to sell its products to specialty telecommunications network service providers and corporate end users. The Company intends to invest significantly to enlarge its sales organization in order to expand its customer base and to be more geographically proactive.

The Company expects that its technical support organization and customer referrals will continue to be an important factor in the Company's sales. In attempting to broaden its customer base, the Company will be marketing its products and services to larger telephony providers whose procurement processes are generally more protracted and may be expected to require additional effort on the Company's part.

To date, the Company has made approximately $750,000 of direct sales to international customers. The Company believes that the international market for its products represents growth potential in the future, particularly in the developing countries and in countries in which the telecommunications industry is being deregulated. The Company intends to address these opportunities by creating an international sales force and by marketing its products through international partners directly involved in telecommunications equipment sales.

TECHNICAL SUPPORT

The Company's technical support staff provides business consulting as well as trouble-shooting services to its customers. The Company's customers operate in an environment in which reliability and availability of technical support are increasingly critical factors. Such value-added services have resulted in a recurring stream of revenues for the Company.

The Company's technical support department installs and supports systems sold by the Company and provides ongoing services that include training, business consultations, trouble-shooting and upgrades. Since the Company sells a single switching solution that includes essentially all of the key elements a customer needs to offer enhanced services, a customer need not look beyond the Company, its "single source," for its technical switching solutions.

The technical support department is involved with a customer as soon as a sale has been finalized. A detailed pre-installation checklist is completed with the customer prior to installation. A technical support engineer installs the equipment at the customer's location, configures software for the specific applications to be utilized and brings up the telephone circuits. Typically, a system is operational shortly after it is delivered.

After the equipment is installed, the Company's technical support department works with the customer to keep the equipment functioning reliably. Modem access to all customer equipment enables the Company's technical support personnel to perform diagnostics, trouble-shoot equipment, perform software upgrades, transmit programs and configure hardware from a remote location. In addition, technical support provides consulting services on network issues and additional applications.

To quickly and efficiently resolve customer issues, the technical support department uses an automated tracking system that contains the complete installed customer database, software and hardware configuration, site addresses, contacts and modem phone numbers. An incoming customer call is monitored on this system, and the status of the resolution of the customer problem and the mean-time to repair are updated and maintained for reporting back to the customer. An incident escalation procedure ensures that all customer problems receive appropriate visibility until a solution has been achieved. The technical support department maintains 24 hour, 7-day-a-week emergency service coverage. The Company's equipment is warrantied for one year, after which the customer pays an annual fee for factory support. Factory support includes toll free telephone support, as well as all operating system software upgrades and free board repair. These upgrades allow the Company's customers to take advantage of software enhancements offered by the Company.

The Company's main technical support operations are located at the Company's headquarters in Utah. The Company has also established technical support satellite offices in New Jersey, Florida and the United Kingdom. The Company plans to expand the department into several key locations in conjunction with the opening of additional sales offices.

RESEARCH AND DEVELOPMENT
The Company's research and development efforts are focused on the development of new products and the addition of new features and capabilities to its existing products. The research and development department continually works to improve the quality of the Company's products and to ensure that such products meet industry standards and government regulations. In addition, the Company is working toward the successful development of new products that will enable it to offer additional intelligence to a customer's existing network. During the past 16 years, the Company's engineers have introduced seven hardware platforms, 10 software applications, 20 international language software packages and numerous enhancements to such products.

The Company is working to increase the port capacity of the STX and to improve and supplement its enhanced services and its billing system platform. The Company is incorporating the Motorola 68060 CPU board into the STX application platform to enable the STX to support 2,048 ports per chassis or 8,192 ports per integrated MCU system. With the Motorola 68060 processor, the STX is expected to process up to 15 million call minutes per month in a 2,048 port nonblocked configuration or can be combined with three additional STXs to provide up to 60 million call minutes per month.

The Company is currently developing an improved billing system, the NTS 2000, which is being designed for real time transaction processing and will use a graphic user interface and improved call reports and will allow for greater customization of invoices, bills and reports. The Company expects that the NTS 2000 will be available for use with its applications platform switches in the second quarter of fiscal 1998 and will be available for use with non-NACT switches in the future. The "server" side of the NTS 2000 will use one or more Pentium Pro PC-server systems with the SCO UNIX operating system and an Informix database management system. The "client" side will use a PC computer with the Windows 95 operating system. All processing will be based upon real time transaction processing. The NTS 2000 will allow for the customization of reports and customer invoices on "client" PC computers while providing standard features on the "server" computers.

The telecommunications equipment market is characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. Further, the telecommunications industry is characterized by the need to design products that meet industry standards for safety, emissions and network interconnection. With new and emerging technologies, such standards are often changing or unavailable. As a result, there is a potential for product development delay due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders.

As of September 30, 1997, approximately 23 full-time employees were engaged in research and development. The Company spent approximately $1,183,000, $1,352,000 and $2,385,000, on research and development during the fiscal years ended September 30, 1995, 1996 and 1997, respectively. The Company expects that it will continue to expend significant resources for product research and development.

MANUFACTURING AND QUALITY ASSURANCE
The Company's manufacturing operations consist primarily of material requirements planning, material procurement and final assembly, test and quality control of subassemblies and completed systems. The Company outsources its printed circuit board assembly. The Company believes that by outsourcing its printed circuit board assembly, the Company gains flexibility in the manufacturing process and achieves lower direct labor and overhead costs. The Company currently conducts its manufacturing operations in its new manufacturing facility in Provo, Utah in a space of approximately 10,000 square feet.

The Company utilizes an annual planning forecast, which is modified monthly, to determine its material and outsourcing requirements. The Company orders materials with differing lead times, generally 30 to 180 days in advance. The Company uses "just-in-time" ordering of materials that are readily available to minimize inventory carrying costs. The Company's systems are manufactured to a standard configuration that allows for better production planning, lower direct labor and overhead costs and shorter order-to-shipment times.

The Company tests its systems in accordance with Company-designed quality control specifications that are consistent with ISO 9000 requirements. ISO 9000 is an international quality certification process, developed in the European Common Market and adopted in the United States as the method by which companies can demonstrate the functionality of their quality control system.

ISO 9000 certification is a three step process: writing a "quality manual" in accordance with the ISO 9000 requirements; documenting the processes and procedures used to design, build, sell and finance products; and being audited by an offcial ISO 9000 registrar. The Company has completed the "quality manual," is currently documenting the processes and procedures and has selected an ISO 9000 registrar to conduct the certification audit. In conjunction with ISO 9000 certification, the Company presently has an in-house quality inspection program where it tests all products prior to shipment to ensure the highest standard of quality.

The Company primarily uses standard parts and components for its products, procured from multiple vendors. Certain integrated circuits, card cage chassis and billing system database software are presently available only from a limited source of supply. To date, the Company has been able to obtain adequate supplies of these components in a timely manner.

COMPETITION
The market for switching equipment and network management and billing systems is highly competitive, and the Company expects competition to increase in the future. The market is subject to rapid technological change, regulatory developments in the telecommunications industry and emerging industry standards. The Company believes that the primary competitive factors in the market for switching equipment and network telemanagement and billing systems are the development and rapid introduction of new product features, price/performance, reliability and quality of customer support.

THE COMPANY BELIEVES THAT IT COMPETES ACROSS THREE CATEGORIES:
PC Based Switch Platforms. A PC-based switch platform is a personal computer, usually with high capacity, that contains generic telephony boards for interfacing with the public network. A typical platform provides a single application such as debit card or international call back/reorigination, which are software applications that can be brought to market rapidly. Leading providers of these types of switches are CPDI, ITP, and PCS Telecom. The users of this equipment generally tend to be start-up operations that are concerned about initial equipment costs and that are generally able to bring software solutions to the market rapidly. While these users may feel that PC-based solutions are relatively low cost, as their business grows, it becomes apparent that these systems are costly to expand on a cost per port basis and offer few features that are standard with switch-based platforms. Additionally, PC-based systems are not regarded as a viable solution for larger users due to their reliability concerns.

Open Architecture (Programmable) Hardware Platforms. A programmable hardware platform generally consists of proprietary switch hardware, together with the necessary software to provide a programming application interface (API) that allows other computers executing third-party application software to control the calls within the switch hardware. Leading providers of these types of switches are Summa Four, Excel and Redcom and the value added software providers that support this type of hardware, such as Magellan, Boston Technology and Open Development. The users of this type of equipment tend to be companies that have the ability and desire to write their own applications code or are willing to purchase their applications code from a specialized third party developer.

Application Switch Platforms. An application switching platform is an integrated hardware/software switching system that contains software applications that perform basic 1+ and operator assisted services over the public network. To provide intelligent functionality, an adjunct switch must be connected to the application switch platform. Leading providers of application switch platforms are Harris and Siemens Stromberg Carlson. The major users are companies that are established in their telephony business such as 1+ providers that now need to expand their offerings to their customers to remain competitive in the marketplace. Enhanced services are particularly attractive to these customers and play a large part in their decision making process.

As the Company's business develops and it seeks to market its switches to a broader customer base, the Company's competitors may include larger switch and telecommunications equipment manufacturers such as Lucent Technologies Inc., Harris, Siemens AG, Alcatel Alsthom Compagnie, Generale D'Electricite, Telefonaktiebolaget, L.M. Ericcson and Northern Telecom Ltd. Many of the Company's current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS
The Company's success is dependent in part on intellectual property rights, including information technology, some of which is proprietary to the Company. The Company relies on a combination of copyright, trade secret, and trademark law, confidentiality procedures and other contractual restrictions to establish and protect proprietary rights in its products and technologies. As part of these confidentiality procedures, the Company generally enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary information. The Company has received federal trademark applications for the marks STX and NTS 2000 and is currently conducting a review of its products to determine for which products it will seek patent, trademark or copyright registration protection. The Company currently licenses certain technology from third parties and plans to do so in the future.

EMPLOYEES
At September 30, 1997, the Company had 93 full-time employees, of whom 23 were engaged in research and development, 17 in manufacturing and quality control, 12 in sales and marketing, 21 in technical support, 6 in operations and management information systems, and 14 in administration and finance. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

ITEM 2 - PROPERTIES

The Company's headquarters and manufacturing facility is located in Provo, Utah. The Utah facility is a newly constructed building that the Company moved into on July 1, 1997. The Utah facility was constructed for a cost of about $4.1 million and was paid for from the proceeds of the Company's IPO.

The Company also has sales and technical support offices located in New York, New Jersey, Florida and London, England. These offices are leased by the Company under leases that expire at various dates through 1998. Annual lease payments of these offices aggregate approximately $30,000.

With the exception of the office furnishings held under an operating lease (approximately $900,000 net book value at September 30, 1997), the Company owns the equipment and furnishings located in all of its facilities.

The Company considers all of its properties, both owned and leased, together with the related equipment and furnishings contained therein, to be well maintained, in good operating condition, and suitable for its present and forseeable future needs.

ITEM 3 - LEGAL PROCEEDINGS
On August 24, 1995, Aerotel, Ltd. And Aerotel U.S.A., Inc. (collectively, "Aerotel") commenced an action against the Company and a customer of the Company in the United States District Court, Southern District of New York, alleging that telephone systems manufactured and sold by the Company incorporating prepaid debit card features infringe upon Aerotel's patent which was issued in November 1987 (the "Aerotel Patent"). The initial complaint further alleged defamation and unfair competition as a result of a Special Report disseminated by the Company to its customers and tortious interference with prospective business relations, alleging that the Company induced third parties to abandon licensing negotiations with Aerotel. Aerotel sought injunctive relief, damages in an unspecified amount, damages of up to three times the damages found for willful infringement of the Aerotel Patent and an order requiring the Company to publish a written apology to Aerotel. The Company filed an answer and Counterclaim in which it denied infringement of the Aerotel Patent and sought judgment that the Aerotel patent is invalid and unenforceable and that Aerotel has misused its patent in violation of antitrust laws. The Company has denied that it has committed defamation, unfair competition and tortious interference with prospective business relations. On May 3, 1996, the Company served its motion for summary judgment. The Court has indicated it will deny such motion, although the actual ruling has not yet been received. In August 1997, Aerotel amended its complaint to include as defendants GST Telecommunications, Inc., the parent of GST USA ("GST"), and GST USA as well as Kyle Love, the former President of the Company and Dr. Thomas E. Sawyer, a director of GST and the Company and the former Chairman and Chief Executive Officer of the Company. The amended pleadings seek in excess of $18.7 million in damages and allege that GST and GST USA have infringed the Aerotel patent, aided and abetted infringment by others, including the Company, and participated in, and aided and abetted alleged tortious conduct by the Company. GST, GST USA, Dr. Sawyer and Mr. Love have served answers denying all material allegations and intend to defend vigorously. Pretrail discovery has commenced and is scheduled to be completed in 1998. The case is not expected to be tried until late 1998 at the earliest. The Company's patent counsel believes that the Company has valid defenses to the Aerotel claims. If upheld, these defenses would also be valid for all defendants. An unfavorable decision in this action could have a material adverse effect on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded over the counter on the NASDAQ National Market System under the symbol NACT. The following table presents the quarterly high and low bid quotations in the over the counter market, as quoted by NASDAQ. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Prior to the second fiscal quarter of 1997, the Company's common stock was not publicly traded.

      1997 (Fiscal)                  High                    Low
      -------------                  ----                    ---

      Second Quarter                  9 - 1/2                5 - 7/8
      Third Quarter                  10 - 3/8                4 - 3/4
      Fourth Quarter                 17 - 5/8                8 - 3/8

The Company believes that there are in excess of 1,000 beneficial owners of the Company's common stock at November 30, 1997.

The Company has never declared or paid cash dividends on its shares of capital stock and does not intend to pay cash dividends in the foreseeable future. Moreover, the indentures governing certain outstanding indebtedness of GST and GST USA restrict the Company's ability to declare or pay cash dividends, and, for the foreseeable future, effectively prohibit such payments or declarations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

        Use of Proceeds of Initial Public Offering
        (1)     Effective date:  February 25, 1997.
        (2)     Offering date:   February 26, 1997.
        (3)     Not applicable.
        (4)     (i)     The offering terminated on March 3, 1997.
                (ii)    Managing Underwriter:  Hambrecht & Quist and
                                               Montgomery Securities.
                (iii)   Title of Securities Registered:  Common Stock,
                        $.01 par value
                        per share.
                (iv)    Amount Registered:  2,000,000 shares.
                        Aggregate Offering Price:  $20,000,000.
                        Amount Sold:  2,000,000 shares.
                        Aggregate Offering Price of Amount Sold to Date:
                        $20,000,000.
                (v)     A reasonable  estimate of the expenses  incurred  during
                        the period from the effective date of the Securities Act
                        registration statement (February 25, 1997) and ending on
                        the ending date of the reporting  period  (September 30,
                        1997) is $1.9 million.
                (vi)    The net  proceeds to the  Company  after  deducting  the
                        total expenses described in (v) above is $18.1 million.
                (vii)   Approximately $4.1 million of net offering proceeds were
                        used for the  purchase  of land and a  building  for the
                        Company's   headquarters   from  GST  Realco,   Inc.,  a
                        subsidiary of GST Telecommunications, Inc., a holder of more than 10% of the Company's common stock, and for construction costs to complete the building.
                (viii)  Not applicable.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing. The statement of operations data for the fiscal years ended September 30, 1995, 1996 and 1997 and the balance sheet data as of September 30, 1996 and 1997 are derived from, and are qualified by reference to, the Company's financial statements audited by KPMG Peat Marwick LLP, independent certified public accountants included elsewhere in this filing. The Statement of Operations data for the fiscal years ended December 31, 1992, September 30, 1993 and September 30, 1994 and the balance sheet data as of December 31, 1992, September 30, 1993, 1994 and 1995 are derived from the Company's financial statements audited by Squire & Co., independent certified public accountants, not included herein.

                                          Fiscal year      Nine months
                                               ended           ended
                                          December 31,   September 30,          Fiscal year ended September 30,
                                          ------------   -------------   ------ -------------------------------------------
                                               1992        1993(1)       1994       1995            1996               1997
                                               ----        -------       ----       ----            ----               ----
                                                                      (in thousands, except per share data)
                                                                      -------------------------------------
 Statement of Operations Data:
 Revenues:
     Product sales                         $1,860         $,2422      $5,479        $7,604          $9,930          $21,982
     Network carrier sales                      -              -           -         2,782           3,783            5,716
     Wins sales                                 -              -           -         1,098           2,572                -
                                           ------      ---------     -------       -------     -----------     ------------
          Total revenues                    1,860          2,422       5,479        11,484          16,285           27,698
 Cost of goods sold:
     Product                                  813            788       1,845         2,645           3,942            7,141
     Network carrier usage                      -              -           -         2,731           3,382            5,486
     Wins                                       -              -           -           787           2,572                -
     Amortization of
       Acquired intangibles                     -             15         185           443             362              362
                                           ------      ---------     -------       ----------  --------------  ------------
          Total cost of goods sold            813            803       2,030         6,606          10,258           12,989
                                           ------      ---------     -------       ----------  --------------  ------------
     Gross profit                           1,047          1,619       3,449         4,878           6,027           14,709
 Operating expenses:
     Research and development                 374            275         677         1,183           1,352            2,385
     Selling and marketing                    124            178         457           925             954            2,504
     General and administrative               624            561       1,353         2,153           3,024            3,472
     Amortization of
       Acquired intangibles                     -             20         257           520             573              573
                                           ------      ---------     -------       ----------  --------------  ------------
          Total operating expenses          1,122          1,034       2,744         4,781           5,903            8,934
                                           ------      ---------     -------       ----------  --------------  ------------
 Income (loss) from operations               (75)            585         705            97             124            5,775
 Other income net                              87             31          81           189             148              517
                                           ------      ---------     -------       ----------  --------------  ------------
 Income before income taxes                    12            616                       286             272            6,292
                                                                         786
 Income taxes (benefit)                       (5)            157         293           206              78            2,476
 Cumulative effect of prior year
     Accounting change                        162              -           -             -               -                -

                                           ======      =========     =======       ==========  ==============  ============
 Net income                                  $179           $459        $493           $80            $194           $3,816
                                           ======      =========     =======       ==========  ==============  ============
 Net income per share - primary             $0.06          $0.12       $0.08         $0.01           $0.03            $0.52
                                           ======      =========     =======       ==========  ==============  ============
 Net income per share - fully diluted       $0.06          $0.12       $0.08         $0.01           $0.03            $0.50
                                           ======      =========     =======       ==========  ==============  ============
 Weighted average shares outstanding        2,870          3,847       5,998         6,114           6,114            7,351
                                           ======      =========     =======       ==========  ==============  ============

                                                                                        September 30,
                                          December 31,                                  ---------------
                                             1992          1993           1994               1995            1996        1997
                                          ------------   --------------------------------------------------------------------
                                                                  (in thousands, except per share data)
                                                                  -------------------------------------
 Balance Sheet Data:
 Cash and cash equivalents                 $208            $352         $1,186               $1,122            $694    $9,947
 Working capital                             35           3,131          3,280                4,145           4,245    21,189
 Total assets                               884           8,474          9,072               13,178          14,685    39,755
 Long-term debt, net of current portion     150             387              -                   85              58         -
 Total stockholders equity                  128           6,094          6,969                9,630          10,210    33,004

   (1) The Company changed its fiscal year-end to September 30th, effective with the fiscal year ended September 30, 1993. Accordingly, the fiscal year ended September 30, 1993 was a nine-month period.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Company's financial statements contained herein under Item 8 of this report.

Overview

The Company provides advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities. During the period from 1987 through 1989, the Company developed and began selling its LCX 120C switch application product and NTS 1000 billing system. During the period from 1990 through 1995, the Company developed enhancements to the LCX, including T-1 capability, enhancement of its prepaid debit card services, automated operator, international call back and call reorigination. During the same period, the Company also developed the Master Control Unit. In May 1996, the Company completed development of and began selling the STX, an integrated digital tandem switching system that includes proprietary systems software that enables standard applications such as 1+ and optional advanced applications such as international call back/reorigination, prepaid debit card and prepaid cellular.

The   Company   sells  its   products   in  the   United   States  to   enhanced
telecommunications network service providers through a direct sales force. During the fourth quarter of fiscal 1997, the Company sold its first STX switching and NTS billing systems outside the United States. The Company intends to continue to expand the marketing of its products both domestically and internationally. Currently, the Company also provides long distance network carrier service to facilities management customers with operations primarily in Brazil and Eastern Europe.

In response to customer demand, in fiscal 1995, the Company began offering facilities management and network carrier services. Facilities management services enable a customer to concentrate on marketing its products while the Company maintains such customer's switch(es) in the Company's facilities for a fee. Such services can include network carrier usage in addition to the management of a switch. The Company provides network carrier usage at competitively priced domestic and international rates. Revenues associated with such facilities management services, including network carrier usage, are presented in the Company's financial statements as network carrier sales. The gross profits associated with such sales are substantially lower than those associated with product sales. In addition, given the small number of customers and the high volume of revenues generated from an individual customer through network carrier sales, the loss or gain of one or more customers could cause a significant fluctuation in the Company's quarterly revenues.

In 1995, the Company formed Wins, a wholly-owned subsidiary, to provide specialized long distance services (e.g. prepaid debit card, international call back/reorigination) to potential switching system customers who wanted to enter the specialized long distance service market before making a major capital investment in switching equipment. The Company's financial statements for the fiscal year ended September 30, 1995 include the accounts of the Company and Wins. On September 30, 1995, the Company transferred ownership and operation of Wins to GST USA in the form of a dividend accounted for at historical cost. From October 1, 1995 through September 30, 1996, the Company provided carrier services to GST USA for the Wins operation. The Company ceased providing carrier services to Wins on September 30, 1996. Therefore, no revenue is recognized by the Company from the Wins operation after September 30, 1996.

GST USA acquired a 100% interest in the Company's Common Stock through a series of purchases of newly issued shares and shares owned by former stockholders of the Company from September 1993 through September 30, 1995. GST USA accounted for the acquisition using the purchase method of accounting. The excess of the purchase price over the fair value of the assets acquired was accounted for by GST USA as product support contracts, software development costs, and goodwill. In accordance with the requirements of the Securities and Exchange Commission, the Company's financial statements reflect these intangible assets on its balance sheet, with related amortization recorded in cost of goods sold and other operating expense in the respective years. Product support contracts and software development costs are being amortized over a five-year straight-line period and goodwill is being amortized over a 20-year straight-line period.

In the second quarter of fiscal 1997, the Company completed an initial public offering of its common stock, pursuant to which the Company and its parent company, GST, sold two million and one million shares, respectively, of the Company's common stock, resulting in net proceeds to the Company and GST of approximately $18.1 million and $10.0 million, respectively. As a result of this initial public offering, GST's interest in the Company has been reduced to approximately 63%. On September 30, 1997, GST announced that it had retained Hambrecht and Quist LLC to explore alternatives for monetizing its 63% interest in the Company, including a potential sale of some or all of GST's shares of the Company's capital stock to one or more strategic investors.

The Company is subject to certain financial restrictions by reason of its status as a "Restricted Subsidiary" of GST and GST USA under indentures relating to certain outstanding indebtedness of GST and GST USA. Such restrictions
significantly   limit  or  prohibit  the  ability  of  GST  and  its  Restricted
Subsidiaries to incur additional indebtedness or to create liens of their assets. Effectively, the ability of the Company to incur indebtedness is limited by the amount of indebtedness that GST and its Restricted Subsidiaries are permitted to incur pursuant to the terms of the indentures.

FISCAL 1997 COMPARED TO FISCAL 1996

Revenues. Revenues increased by 70.1% from $16.3 million in fiscal 1996 to $27.7 million in fiscal 1997. Product sales increased by 121.4% from $9.9 million in fiscal 1996 to $22.0 million in fiscal 1997 primarily due to sales of the STX switching systems, which the Company began selling in May 1996. Network carrier sales increased by 51.1% from $3.8 million in fiscal 1996 to $5.7 million in fiscal 1997 due to increased carrier usage volumes from existing network carrier customers. The Company generated $2.6 million in revenues from sales of network carrier usage to Wins in 1996. On October 1, 1996, the Company discontinued providing network carrier usage to Wins.

GROSS PROFIT

Product Sales. Gross profit on product sales increased 147.8% from $6.0 million in fiscal 1996 to $14.8 million in fiscal 1997 due to increases in sales volumes and gross profit per unit from the sale of larger port capacity STX switching systems. Gross profit on product sales as a percentage of product sales increased from 60.3% in fiscal 1996 to 67.5% in fiscal 1997 primarily due to sales of larger port capacity STX switching systems, which have higher gross profit margins, in fiscal 1997 and due to lower margins on STX switching systems in fiscal 1996 as a result of special pricing on its initial sales of STX switching systems and the discounting of LCX systems prior to the release of the STX system in May 1996.

Network Carrier Sales. Gross profit on network carrier sales decreased 42.6% from $0.4 million in fiscal 1996 to $0.2 million in fiscal 1997 due to a decrease in the prices charged for international carrier traffic to the Company's network carrier customers and due to the non recognition of profit on network carrier sales during the fourth quarter of fiscal 1997 to Overseas Telecom (a network carrier customer).

Wins. In fiscal 1997, there were no sales to GST USA for the Wins operations. In fiscal 1996, the Company provided network carrier services at cost to GST USA for the Wins operations.

Overall. Gross profit increased 144.0% from $6.0 million in fiscal 1996 to $14.7 million in fiscal 1997 primarily due to increases in sales volumes and gross profit per unit from the sale of larger port capacity STX switching systems. Gross profit as a percentage of net revenues increased from 37.0% in fiscal 1996 to 53.1% in fiscal 1997 primarily due to sales of larger port capacity STX switching systems, which have higher gross profit margins, in fiscal 1997 and due to lower margins on STX switching systems in fiscal 1996 as a result of special pricing on its initial sales of STX switching systems and the discounting of LCX systems prior to the release of the STX system in May 1996.

Research and Development. Research and development expenses increased by 76.4% from $1.4 million in fiscal 1996 to $2.4 million in fiscal 1997 primarily due to the expansion of the Company's engineering staff and an increase in expenditures for planning and implementation of several hardware and software research and development projects designed to enhance the STX switching and NTS billing systems. Capitalized software development costs were $0.4 million and $0.8 million in fiscal 1996 and 1997, respectively.

Selling and Marketing. Selling and marketing expenses increased by 162.7% from $1.0 million in fiscal 1996 to $2.5 million in fiscal 1997 due to the hiring of additional senior sales personnel, the opening of new domestic sales offices, increased advertising and trade show expenditures, and increased commissions paid to sales personnel as a result of the increase in the Company's product sales.

General and Administrative. General and administrative expenses increased 14.8% from $3.0 million in fiscal 1996 to $3.5 million in fiscal 1997 primarily due to the hiring of new personnel in the Company's technical support, training, finance, and administrative departments to support the Company's increased sales, shipments, and installations of STX switching and NTS billing systems. Also, in fiscal 1997, additional expenses were incurred by the Company as a result of the construction of and move into the Company's new headquarters/manufacturing facility on July 1, 1997.

Amortization of Acquired Intangibles. The Company has included amortization of acquired intangibles as a component of both cost of sales and operating expenses. These intangibles arose as a result of the acquisition of the Company by GST USA. GST USA accounted for the acquisition using the purchase method of accounting. The excess of the purchase price over the fair value of the assets acquired was assigned by GST USA as product support contracts, software development costs and goodwill, and, in accordance with requirements of the Commission, has been included in the balance sheets of the Company with related amortization recorded in cost of goods sold and other operating expenses. Product support contracts and software development costs are being amortized over a five-year straight-line period and goodwill is being amortized over a 20-year straight-line period.

Other Income and Expense. Other income, net of $0.1 million in fiscal 1996 increased to $0.5 million in fiscal 1997 due to an increase in interest income during fiscal 1997 resulting from investing the cash proceeds received from the IPO completed in March of 1997.

Income Taxes. The Company recorded provisions for income taxes with effective rates of 28.8% and 39.4% of income before taxes for fiscal 1996 and 1997, respectively. The increase in the effective tax rate in 1997 is primarily a result of increased profitability. Future effective tax rates are expected to be in excess of statutory rates during the amortization period of the acquired goodwill from GST USA, as the goodwill is not deductible for tax purposes.

FISCAL 1996 COMPARED TO FISCAL 1995

Revenues. Revenues increased by 41.8% from $11.5 million in fiscal 1995 to $16.3 million in fiscal 1996. Product sales increased by 30.6% from $7.6 million in fiscal 1995 to $9.9 million in fiscal 1996 primarily due to the introduction of the Company's new STX switching system in May 1996. Network carrier sales increased by 36.0% from $2.8 million in fiscal 1995 to $3.8 million in fiscal 1996 due to increased carrier usage volumes from existing network carrier customers. Wins generated $1.1 million in revenues in fiscal 1995 Revenues generated from Wins network carrier sales in fiscal 1996 were $2.6 million.

GROSS PROFIT.

Product Sales. Gross profit on product sales increased 20.8% from $5.0 million in fiscal 1995 to $6.0 million in fiscal 1996 due to an increase in product sales resulting from the introduction of the STX in May 1996. Gross profit on product sales as a percentage of product sales decreased from 65.2% in fiscal 1995 to 60.3% in fiscal 1996 primarily due to lower margins resulting from an emphasis on promoting the STX. Margins on initial STX sales were lower due to special STX upgrade pricing provided to the Company's current customers through June 1, 1996.

Network Carrier Sales. Gross profit on network carrier sales increased from $0.1 million in fiscal 1995 to $0.4 million in fiscal 1996 due to increased network carrier sales volume. Gross profit on network carrier sales as a percentage of network carrier sales increased from 1.8% in fiscal 1995 to 10.6% in fiscal 1996 due to increased volume discounts received from the underlying carriers as a result of increased network carrier usage. The Company began its network carrier operations in fiscal 1995.

Wins. Wins generated $0.3 million of gross profit in fiscal 1995 or 28.3% of Wins sales. The Company transferred ownership and operations of Wins to GST USA on October 1, 1995 and provided carrier services at cost to GST USA for the Wins operations in fiscal 1996.

Overall. Gross profit increased 23.6% from $4.9 million in fiscal 1995 to $6.0 million in fiscal 1996 due to an increase in both product and network carrier sales volume. Gross profit as a percentage of net revenues decreased from 42.5% in fiscal 1995 to 37.0% in fiscal 1996 primarily due to lower margins resulting from an emphasis on the STX switching system and lower margins on initial sales of the STX switching systems.

Research and Development. Research and development expenses increased by 14.3% from $1.2 million in fiscal 1995 to $1.4 million in fiscal 1996 primarily due to the move to more rapidly develop the STX switching system and to maintain ongoing research and development of the Company's existing hardware and software product lines. The Company's capitalized software development costs were $0.2 million and $0.4 million in fiscal 1995 and 1996, respectively.

Selling and Marketing. Selling and marketing expenses increased 3.1% from $0.9 million in fiscal 1995 to $1.0 million in fiscal 1996 primarily due to continued expansion of the Company's sales and marketing staff. Fiscal 1996 selling and marketing expenses were offset by the transfer of certain salary and fringe benefit expenses to general and administrative when the Director of Sales and Marketing was promoted to Executive Vice President and then to President and Chief Executive Officer.

General and Administrative. General and administrative expenses increased by 40.5% from $2.2 million in fiscal 1995 to $3.0 million in fiscal 1996 primarily due to an increase in the provision for bad debt, continued expansion of the manufacturing and technical support departments, the expansion of the finance department and implementation of a Company-wide quality assurance program. The increase in the provision for bad debt was a result of increased sales volume and the addition of a $310,000 reserve for accounts receivable due from Overseas Telecom (a network carrier customer), which was transferred to a note receivable.

Income Taxes. The Company recorded provisions for income taxes with effective rates of 71.9% and 28.8% of income before taxes for fiscal 1995 and 1996, respectively. The decrease in the effective tax rate is a result of additional amortization of goodwill, which is not deductible for income tax purposes. Future effective tax rates are expected to be in excess of statutory rates during the amortization period of the acquired goodwill from GST USA, as the goodwill is not deductible for tax purposes.

Liquidity and Capital Resources. The primary source of financing for the Company in fiscal 1995 and 1996 was from operations and proceeds of $2.6 million received from the sale of securities in fiscal 1993 and 1994. The primary source of financing for the Company in fiscal 1997 was from operations and the net proceeds of approximately $18.1 million received from the Company's Initial Public Offering in March 1997. Net cash provided by operating activities in fiscal 1995 and 1997 was $0.4 million and $0.2 million, respectively. Net cash used by operating activities in fiscal 1996 was $0.1 million.

The Company has made capital expenditures of $0.3 million, $0.3 million, and $5.2 million in fiscal 1995, 1996, and 1997, respectively. The capital expenditures in fiscal 1995 and 1996 were primarily for the purchase of computers and testing equipment. The capital expenditures in fiscal 1997 were primarily for the purchase of land, the costs of construction, and the furnishing of the Company's new corporate offices and manufacturing building and for additional computers and research and development equipment. In fiscal 1997, the Company also paid $0.3 million for the purchase of the source code for the development of SS7 capability in the STX. The Company had principal commitments as of September 30, 1997 for approximately $0.9 million for contract completion, and purchase of the first 100 boards, of the new 68060 CPU processor for the STX.

As of September 30, 1997, the Company had cash, cash equivalents and marketable securities totaling $13.2 million an increase of $12.2 million from September 30, 1996. This increase is primarily due to the cash proceeds received from the sale of common stock from the Company's initial public offering in March 1997.

The Company maintains an unsecured bank line of credit expiring in February 1998 that provides borrowings up to $.8 million at the bank's prime rate plus one point. There was no outstanding balance under this line of credit at September 30, 1997.

As of September 30, 1997, the Company was contingently liable under lease repurchase agreements for a maximum of $3.5 million to Zions Credit Corporation (Zions). Zions provides lease financing to the Company's customers on a recourse basis. The Company maintains a $6.0 million unrestricted cash balance in accordance with conditions of the repurchase agreement.

The Company has sold carrier services to Overseas Telecom ("Overseas") since 1994. Overseas is located in Brazil and provides international call back/reorigination services to companies and individuals primarily in Brazil and Eastern Europe. During the year ended September 30, 1996, Overseas became delinquent on certain of its payments. In fiscal 1997, the Company entered into a note receivable agreement with Overseas which provided for the repayment of the non-current outstanding amount (approximately $0.93 million) bearing interest at 12 percent. The note provided for payments in the amount of 6 percent of Overseas' monthly gross revenues. Additionally, 25 percent of Overseas net income, with a minimum payment in the amount of $2,500, was also allocated to the payment of the note. The note was secured by Overseas' accounts receivable, customer list and certain assets. In the fourth quarter of fiscal 1997, the Company exercised its call privileges under the note and took possession of the underlying collateral - the customer lists. There were two separate and distinct customer lists, one from Brazil and one from Eastern Europe. The customer list related to the Brazilian operations was sold to Intertoll Communications Network Corp. (ICN), an existing customer of the Company with operations in Argentina and Brazil for $1,000,000 payable in 100 monthly payments of $10,000. The related payments have been discounted at 20 percent with the related unpaid amount of approximately $485,000 classified as notes receivable in the accompanying balance sheet.

The customer list related to the Eastern European operations was recorded on the Company's books at the lower of fair value or cost. Fair value was estimated by an independent third party appraiser using generally accepted valuation standards. Accordingly, a customer list of approximately $964,000 has been recorded as an intangible asset and will be amortized over a three-year period.

The Company currently sells the NTS 1000 billing system which will require upgrading by the year 2000 due to its existing limitation of using only two digits to identify the year in the date field. The Company is planning release of its new billing system, the NTS 2000 in the first calendar quarter of 1998 which overcomes the two digit limitation currently experienced on the NTS 1000. The company anticipates the majority of customers will upgrade to the NTS 2000. No assurance can be made that any of the Company's customers will upgrade to the NTS 2000. In the event that a significant number of the Company's customers do not upgrade to the NTS 2000, the Company may incur expenses and potential loss of ongoing service revenues.

The Company believes that the cash proceeds from the Company's initial public offering, anticipated cash flows from operations and its line of credit will satisfy the Company's working capital and capital expenditures requirements for at least the next twelve months. However, there can be no assurance that the Company will not be required to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company, or at all.

Forward-looking statements: This report contains both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including but not limited to risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization, and technology, and other risks detailed in this filing. Although the Company believes it has the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following constitutes a list of Financial Statements included in Part II of this report:

     o    Independent Auditors' Report

     o    Balance Sheets - September 30, 1997 and 1996

     o    Statements of Income Years ended - September 30, 1997, 1996 and 1995

     o Statements of Stockholders' Equity Years ended - September 30, 1997, 1996 and 1995

     o    Statements  of Cash Flows Years ended - September  30, 1997,  1996 and
          1995

     o Notes to Financial Statements Years ended - September 30, 1997, 1996, and 1995

The following  constitutes a list of Financial  Statement  Schedules included in
Part IV of this report:

      o   Schedule II - Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial statements or notes thereto.

                          Independent Auditors' Report



The Board of Directors and Stockholders
NACT Telecommunications, Inc.:


We have audited the accompanying balance sheets of NACT Telecommunications, Inc. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NACT Telecommunications, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               /S/ KPMG Peat Marwick LLP
                                               -------------------------
                                               KPMG Peat Marwick LLP

Salt Lake City, Utah
December 4, 1997

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                                 Balance Sheets

                           September 30, 1997 and 1996

                                                         Assets                         1997               1996
                                                         ------
                                                                                   --------------     -------------
Current assets:
     Cash and cash equivalents (notes 11 and 12)                                  $    9,946,621          694,359
     Marketable investment securities (note 3)                                         3,247,296          250,000
     Trade accounts receivable, less allowance for doubtful accounts of
        $380,819 in 1997 and $100,000 in 1996                                          6,840,958        3,171,180
     Notes receivable, less allowance for doubtful notes of $250,000
        in 1997 and $310,000 in 1996 (note 4)                                          3,252,170          561,396
     Inventories (note 2)                                                              2,780,467        2,406,399
     Prepaid expenses and other                                                          197,659           16,338
     Deferred tax assets (note 8)                                                        587,199          418,449
                                                                                   --------------     -----------
               Total current assets                                                   26,852,370        7,518,121
                                                                                   --------------     -----------
Property and equipment, net (note 5)                                                   5,783,157          717,804
Notes receivable, less current installments (note 4)                                     966,868        1,179,750
Inventories-long term (note 2)                                                           225,000                -
Intangibles, net (notes 4 and 6)                                                       5,775,673        5,075,366
Other assets                                                                             152,043          193,709
                                                                                   --------------     -----------
                                                                                  $   39,755,111       14,684,750
                                                                                   ==============     ===========
                      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                             $    1,432,922        2,251,800
     Accrued expenses                                                                    963,034          266,451
     Income taxes payable (note 8)                                                     1,353,371          199,557
     Deferred revenue                                                                    466,859          350,439
     Current installments of obligation under capital lease                                    -           21,848
     Payable to GST USA                                                                1,446,891          183,176
                                                                                   --------------     -----------

               Total current liabilities                                               5,663,077        3,273,271

Obligation under capital lease, less current installments                                      -           58,221
Deferred compensation (note 13)                                                          157,819          157,819
Deferred tax liabilities (note 8)                                                        929,984          985,508
                                                                                   --------------     -----------

               Total long-term liabilities                                             1,087,803        1,201,548
                                                                                   --------------     -----------

Commitments and contingencies (notes 9, 12 and 13)

Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 10,000,000 shares; none
        issued and outstanding in 1997 and 1996                                                -                -
     Common stock, $.01 par value in 1997 and no par value in 1996.
        Authorized 25,000,000 and 10,000,000 shares in
        1997 and 1996, respectively;  issued and outstanding
        8,113,712 shares in
        1997 and 6,113,712 shares 1996
                                                                                          81,137        9,244,847
     Additional paid-in-capital                                                       28,130,161                -
     Retained earnings                                                                 4,780,760          965,255
     Net unrealized gain (loss) on marketable investment
        securities (note 3)                                                               12,173             (171)
                                                                                   --------------     -----------

               Total stockholders' equity                                             33,004,231       10,209,931
                                                                                   --------------     -----------

                                                                                  $   39,755,111       14,684,750
                                                                                   ==============     ===========

See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                              Statements of Income

                 Years ended September 30, 1997, 1996, and 1995

                                                               1997               1996               1995
                                                            -------------      -------------      -------------

Revenues:
     Product sales                                         $  21,981,854          9,929,702          7,604,071
     Network carrier sales                                     5,716,406          3,783,445          2,781,761
     Wins (note 1(b))                                                  -          2,571,731          1,097,950
                                                            -------------      -------------      -------------
                  Total revenues                              27,698,260         16,284,878         11,483,782
                                                            -------------      -------------      -------------
Cost of goods sold (note 6):
     Products                                                  7,140,914          3,941,529          2,645,646
     Network carrier usage (note 13)                           5,485,671          3,381,716          2,731,295
     Wins (note 1(b))                                                  -          2,571,731            786,699
     Amortization of acquired intangibles                        362,424            362,428            442,734
                                                            -------------      -------------      -------------
                  Total cost of goods sold                    12,989,009         10,257,404          6,606,374
                                                            -------------      -------------      -------------
                                                                               -------------      -------------
                  Gross profit                                14,709,251          6,027,474          4,877,408
Operating expenses (note 6):
     Research and development                                  2,385,243          1,352,138          1,183,422
     Selling and marketing                                     2,504,420            953,486            924,542
     General and administrative                                3,472,069          3,024,361          2,152,898
     Amortization of acquired intangibles                        573,060            573,058            519,780
                                                            -------------      -------------      -------------
                  Total operating expenses                     8,934,792          5,903,043          4,780,642
                                                            -------------      -------------      -------------

                  Income from operations                       5,774,459            124,431             96,766
                                                            -------------      -------------      -------------
Other income (expense):
     Interest income                                             543,410            127,043            155,949
     Interest expense                                            (30,456)           (14,202)            (1,514)
     Miscellaneous income                                          4,439             34,670             34,635
                                                            -------------      -------------      -------------
                  Total other income                             517,393            147,511            189,070
                                                            -------------      -------------      -------------
Income before income taxes                                     6,291,852            271,942            285,836
Income taxes (note 8)                                          2,476,347             78,184            205,517
                                                            -------------      -------------      -------------
Net income                                                 $   3,815,505            193,758             80,319
                                                            =============      =============      =============


Earnings per common and common equivalent share:
     Primary                                                      $0.52               $0.03              $0.01
     Fully diluted                                                $0.50               $0.03              $0.01

See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                       Statements of Stockholders' Equity

                 Years ended September 30, 1997, 1996, and 1995

                                                                                                               Net
                                                                                                            unrealized
                                                                                                          gain (loss) on
                                                      Common stock               Additional                  marketable
                                              --------------------------------    paid-in       Retained     investment
                                                Shares            Amount         capital        earnings     securities     Total
                                              -------------     --------------  -----------    ----------   ------------   ---------

Balances at September 30, 1994                 6,113,712     $   6,277,572               -      691,178           -       6,968,750

Capital contribution by parent company
 (note 1(l))
                                                       -           414,981               -            -           -         414,981

Addition to capital arising from
    push down accounting                               -         2,162,384               -            -           -       2,162,384

Net unrealized gain on marketable
   investment securities                               -                 -               -            -       3,605           3,605

Net income                                             -                 -               -       80,319           -          80,319
                                              -----------     --------------    ----------   ----------    --------    ------------

Balances at September 30, 1995                 6,113,712         8,854,937               -      771,497       3,605       9,630,039

Capital contribution by parent company
 (note 1(l))
                                                       -           389,910               -            -           -         389,910

Net unrealized loss on marketable
   investment securities                               -                 -               -            -      (3,776)         (3,776)

Net income                                             -                 -               -      193,758           -         193,758
                                              -----------     --------------    ----------   ----------    --------    ------------

Balances at September 30, 1996                 6,113,712         9,244,847               -      965,255        (171)     10,209,931

Capital contribution by parent company
 (note 1(l))
                                                       -                 -         899,799            -           -         899,799

Issuance of common stock for cash, net of
 expenses of $1,933,348                        2,000,000            20,000      18,046,652            -           -      18,066,652

Net unrealized gain on marketable
   investment securities                               -                 -               -            -      12,344          12,344

Reclass of common stock to additional paid-
   in capital resulting from establishing a
   par value on common stock                           -        (9,183,710)      9,183,710            -           -              -

Net income                                             -                 -               -    3,815,505           -       3,815,505
                                              ===========     ============      =========-   ==========    ========    =============

Balances at September 30, 1997                 8,113,712     $      81,137      28,130,161    4,780,760      12,173       33,004,231
                                              ===========     ==============    =========    ==========    ========    =============


See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                            Statements of Cash Flows

                 Years ended September 30, 1997, 1996, and 1995

                                                                                            1997           1996           1995
                                                                                       -------------    -----------   -------------
Cash flows from operating activities:
     Net income                                                                       $   3,815,505        193,758         80,319
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
        Depreciation and amortization                                                     1,431,226      1,165,885      1,212,039
        Provision for loss on accounts, notes receivable, and recourse obligation         1,385,734        942,785        229,342
         Loss (gain) on sale of marketable investment securities and equipment               45,699         (4,399)       (34,635)
         Capital contribution by parent company                                             899,799        389,910        414,981
         Provision for loss on inventories                                                  111,000              -              -
         Deferred taxes                                                                    (224,274)      (374,127)      (271,762)
         Decrease (increase) in operating assets:
               Trade accounts and notes receivable                                       (8,374,533)    (1,980,342)    (2,266,741)
               Inventories                                                                 (920,068)    (2,019,310)        19,873
               Prepaid expenses                                                            (181,321)        89,441        (94,484)
               Other assets                                                                  41,666         58,360       (227,882)
         Increase (decrease) in operating liabilities:
               Accounts payable                                                            (818,878)       888,670      1,210,516
               Accrued expenses                                                             496,583         45,287        148,411
               Income taxes payable                                                       1,153,814         60,578       (208,468)
               Deferred revenue and deferred compensation                                   116,420        193,475        180,844
               Payable to GST USA                                                         1,263,715        243,176              -
                                                                                       -------------    -----------   -------------

                        Net cash provided by (used in)
                           operating activities                                             242,087       (106,853)       392,353
                                                                                       -------------    -----------   -------------
Cash flows from investing activities:
     Purchase of land, plant, and equipment                                              (5,169,888)      (304,614)      (326,796)
     Proceeds from sale of equipment                                                              -              -         34,635
     Proceeds from sale of available-for-sale securities                                    250,000        596,836              -
     Purchase of available-for-sale securities                                           (3,234,952)             -              -
     Capitalization of software development costs                                          (821,568)      (419,154)      (162,025)
     Cash included in transfer of Wins to parent (note 1)                                         -       (173,718)             -
                                                                                       -------------    -----------   -------------

                        Net cash used in investing activities                            (8,976,408)      (300,650)      (454,186)
                                                                                       -------------   -----------   -------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                              18,066,652              -              -
     Principal payments on capital lease obligations                                        (80,069)       (19,868)        (2,271)
                                                                                       -------------    -----------   -------------

                        Net cash provided by (used in)
                           financing activities                                          17,986,583        (19,868)        (2,271)
                                                                                       -------------    -----------   -------------
Net increase (decrease) in cash and cash equivalents                                      9,252,262       (427,371)       (64,104)
Cash and cash equivalents at beginning of year                                              694,359      1,121,730      1,185,834
                                                                                      -------------     -----------   -------------
Cash and cash equivalents at end of year                                              $   9,946,621        694,359      1,121,730
                                                                                       =============    ===========   =============

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                      Statements of Cash Flows (continued)

                 Years ended September 30, 1997, 1996, and 1995

                                                                                  1997               1996               1995
                                                                             -------------      -------------      --------------
Supplemental Schedule of Noncash Investing and Financing Activities


Reclass of common stock to additional paid-in capital resulting from
   establishing a    par value on common stock                              $    9,183,170                 -                   -
Disposition of fully depreciated asset                                                   -           132,270                   -
Repossession of equipment in settlement of accounts and notes receivable
                                                                                    76,922            45,000             128,936
Property purchased under capitalized leases                                              -                 -             102,208
Transfer of inventory to property, plant, and equipment                            210,000                 -                   -
Intangibles capitalized as a result of push down                                         -                 -           2,162,384
Disposition of equipment                                                                 -            47,366                   -
Sale of equipment to Wins on note receivable                                             -            60,000                   -
Transfer of notes receivable to other assets (note 4)                              964,207                 -                   -
Change in net unrealized gain (loss) on marketable
  investment securities
                                                                                    12,344              (171)                  -
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest                                      $       30,457            17,707               1,145
Cash paid during the year for income taxes                                         638,287                 -             263,735
Supplemental Disclosure of the Assets and Liabilities
Transferred to GST (note 1(b))

Cash                                                                        $            -          (173,718)                  -
Trade accounts receivable                                                                -           (68,705)                  -
Prepaid expenses                                                                         -              (751)                  -
Property and equipment, net                                                              -           (46,020)                  -
Other assets                                                                             -           (14,036)                  -
Accounts payable                                                                         -           150,898                   -
Accrued expenses                                                                         -           152,332                   -

See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                          Notes to Financial Statements

                       September 30, 1997, 1996, and 1995



(1)      Summary of Significant Accounting Policies

         (a)      Organization and Description of Business

                  NACT Telecommunications, Inc. (the "Company") designs, develops and manufactures advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities. The Company's customers include long distance carriers, prepaid debit (calling) card and prepaid cellular network operators, international call back/reorigination providers and other specialty telecommunications service providers.

                  From September 1993 through September 30, 1995, GST USA, Inc. ("GST USA") acquired all of the issued and outstanding common stock of the Company. This acquisition was accomplished through a series of purchases of newly issued shares and the shares of principal stockholders of the Company. As a result of these transactions, the Company became a wholly owned subsidiary of GST USA. GST USA accounted for the acquisition using the purchase method of accounting. The excess of the purchase price over the fair value of the assets acquired totaled $6,912,322 and was assigned by GST USA as product support contracts, software development costs, and goodwill. These amounts are included in the accompanying balance sheet as intangible assets.

                  In February 1997, the Company closed an initial public offering (IPO) of 3,000,000 shares of common stock with 2,000,000 sold by the Company and 1,000,000 sold by GST USA. Upon completion of the offering, GST USA ownership was reduced to approximately 63 percent of the outstanding common stock of the Company and, as such, GST USA continues to control the Company. In connection with the IPO, the Company established a par value of $.01 for common stock, increased the number of common shares authorized to 25,000,000, and authorized 10,000,000, $.01 par value preferred shares.

                  On September 30, 1997, GST USA announced that it had retained Hambrecht and Quist LLC to explore alternatives for monetizing its 63 percent interest in the Company, including a potential sale of some or all of the Company's capital stock to one or more strategic investors.

         (b)      Wasatch International Network Services

                  The 1995 financial statements include the accounts of the Company and its wholly-owned subsidiary Wasatch International Network Services, Inc. ("Wins"), which commenced operations in fiscal 1995 and had total assets, revenues, and net loss of $316,455, $1,097,950 and $2,361, respectively, as of and for the year ended September 30, 1995. All significant intercompany transactions and balances were eliminated in consolidation. On October 1, 1995, the Company transferred ownership and operations of Wins to GST USA in the form of a dividend at historical cost. From October 1, 1995 through September 30, 1996, the Company provided carrier services to GST USA for the Wins operation for which it received $2,571,731. GST USA began providing its own carrier services for Wins on October 1, 1996.

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                          Notes to Financial Statements

         (c)      Cash and Cash Equivalents

                  The Company considers all highly liquid financial instruments purchased with an original maturity to the Company of three months or less to be cash equivalents. Cash equivalents consist of money market accounts of $8,472,637 at September 30, 1997 and $125,785 at September 30, 1996.

         (d)      Inventories

                  Raw materials are valued at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods are stated on the basis of accumulated manufacturing costs, but not in excess of market (net realizable value). Refurbished inventory is stated at the estimated selling price less refurbishing costs, selling costs and a normal profit margin. Management periodically reviews the selling price of the refurbished inventory and records adjustments to the carrying value, if any, in the period in which they occur.

                  Long-term inventory consists of component parts held in order to provide support on existing customer equipment beyond one year.

         (e)      Notes Receivable

                  Notes receivable are recorded at the principal amount outstanding, net of an allowance for doubtful notes. The allowance is an amount that management believes will be adequate to absorb possible losses based on evaluations of collectibility and prior loss experience. The evaluation takes into consideration such factors specific problem loans, past payment history, and current and anticipated economic conditions that may affect the customers' ability to pay.

                  While management uses available information to recognize losses on notes, changing economic conditions and the economic prospects of the borrowers might necessitate future additions to the allowance.

         (f)      Impaired Notes

                  Management, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a note is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income thereafter.

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                          Notes to Financial Statements

         (g)      Property and Equipment

                  Property and equipment are stated at cost. Depreciation is computed using the straight-line method for financial reporting purposes. Depreciation is based upon the estimated useful lives of individual classes of assets. The estimated useful lives of the individual classes of assets are as follows:

                         Building                               35 years
                         Furniture and equipment              7-10 years
                         Computer equipment                    3-7 years
                         Switch and testing equipment          3-7 years

         (h)      Intangibles

                  Intangibles include goodwill, software development costs, customer lists, and product support contracts and are being amortized on a straight-line basis over the estimated useful lives of the respective assets.

         (i)      Software Development Costs

                  Software development costs are capitalized upon the establishment of technological feasibility of the product. Capitalization is discontinued when the product is available for general release to customers. The Company capitalized software development costs of $821,568, $419,154, and $162,025 in 1997, 1996, and 1995, respectively.

         (j)      Stock-Based Compensation

                  Effective October 1, 1996, the Company adopted the footnote disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 encourages entities to adopt the fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS 123.

         (k)      Revenue Recognition and Deferred Revenue

                  Revenue from product sales is recognized when the product is shipped and the Company has no significant performance obligations. Revenue from network carrier sales is recognized as the related service is provided. Deferred revenue consists of warranty payments billed or received in advance and deposits related to future product sales. Warranty payments are amortized over the period of the warranty agreement which is typically one year.

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                          Notes to Financial Statements

         (l)      Income Taxes

                  Through February 26, 1997, the Company was a member of a controlled group which elected for federal income tax purposes to file a consolidated tax return with GST USA. In accordance with the tax sharing arrangement with GST USA, the Company recorded the estimated income tax expense as if the Company filed a tax return on a separate company basis using the asset and liability method. GST USA agreed to make a capital contribution to the Company in an amount that approximates the Company's current federal income tax expense through February 26, 1997 in lieu of an intercompany payment for such taxes. Pursuant to the tax sharing arrangement between the Company and GST USA, the adjustment recorded to reconcile the intercompany and equity accounts with regard to differences between the estimated tax determined at year-end and the final tax amount are recognized in income tax expense in the period determined.

                  The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and deferred liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                  After the IPO on February 26, 1997, GST USA's ownership was reduced to 63 percent. As a result, the entities no longer meet the affiliated group test defined in Internal Revenue Code Section 1504(a) and the Company will file stand-alone returns for periods subsequent to February 26, 1997.

         (m)      Marketable Investment Securities

                  The Company classifies all of its marketable investment securities as available-for-sale which are recorded at fair market value. Unrealized holding gains and losses are excluded from earnings and are reported, net of tax, as a separate component of stockholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Dividend income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific-identification method for securities sold.

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                          Notes to Financial Statements

         (n)      Earnings Per Common and Common Equivalent Share

                  Earnings per common and common equivalent share are computed based on the weighted-average number of common shares and as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. The number of shares used to compute primary earnings per common and common equivalent share were 7,350,623, 6,113,712, and 6,113,712, shares in 1997, 1996, and
                  1995, respectively. The number of shares used to compute fully-diluted earnings per share reflect additional dilution related to stock options and warrants using the market price at the end of the period when higher than the average price for the period. The number of shares used to compute fully-diluted earnings per share were 7,602,156, 6,113,712, and 6,113,712, shares in 1997, 1996, and 1995, respectively.

         (o)      Fair Value Disclosure

                  At September 30, 1997 and 1996, the book value of the Companyis financial instruments approximates fair value.

         (p)      Use of Estimates

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


(2)      Inventories

         Inventories consisted of the following:

                                                      1997               1996
                                                 --------------    -------------
         Raw materials                           $    1,065,113       377,734
         Work-in-process                                498,525       346,273
         Finished goods                                 302,829       317,392
         Refurbished inventory held for sale            914,000     1,365,000
                                                 --------------    -----------
                                                 $    2,780,467     2,406,399
                                                  ==============   ===========

         Inventory - long-term                   $      225,000              -
                                                  ==============   ===========

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                          Notes to Financial Statements

(3)      Marketable Investment Securities

         The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 1997 and 1996, are as follows:

                                                                            Gross              Gross
                                                                          unrealized         unrealized
                                                         Amortized cost     holding            holding                Fair
                                                           cost              gains             losses                value
                                                         --------------    ---------------    ---------------    -------------
             At September 30, 1997:
                  U.S. government securities -
                      Maturing in one year or less      $      2,237,009            10,287                 -         2,247,296
                  Certificate of deposit -
                      Maturing in one year or less               998,114             1,886                 -         1,000,000
                                                                           ---------------    ---------------    -------------
                                                         ==============
                                                        $      3,235,123            12,173                 -         3,247,296
                                                         ==============    ===============    ===============    =============
             At September 30, 1996:
                  U.S. government securities -
                      Maturing in one year or less      $        250,171                 -               171           250,000
                                                         --------------    ---------------    ---------------    -------------
                                                        $        250,171                 -               171           250,000
                                                         ==============    ===============    ===============    =============


(4)      Notes Receivable

         Notes receivable at September 30, 1997 and 1996 include amounts due from product sales of approximately $4,065,638 and $1,047,500, respectively. Interest rates on the notes range from 9 percent to 14 percent with lives ranging from six months to five years.

         The Company's recorded investment in notes receivable for which an impairment has been recognized was $137,032 and $928,210, and the related allowance for doubtful accounts was $137,032 and $310,000 at September 30, 1997 and 1996, respectively. The average recorded investment in impaired notes receivable during 1997 and 1996, was $532,261 and $548,331, respectively. There was no interest income recognized on impaired notes receivable during 1997 and 1996.

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                          Notes to Financial Statements

(4)      Notes Receivable (continued)

         The Company has sold carrier services to Overseas Telecom (iOverseasi) since 1994. Overseas is located in Brazil and provides international call back/reorigination services to companies and individuals primarily in Brazil and Eastern Europe. During the year ended September 30, 1996, Overseas became delinquent on certain of its payments. In fiscal 1997, the Company entered into a note receivable agreement with Overseas which provided for the repayment of the noncurrent outstanding amount (approximately $0.93 million) bearing interest at 12 percent. The note was secured primarily by Overseasi customer lists. In the fourth quarter of fiscal 1997, the Company exercised its call privileges under the note and took possession of the underlying collateral - the customer lists. There were two separate and distinct customer lists, one from Brazil and one from Eastern Europe. The customer list related to the Brazilian operations was sold to Intertoll Communications Network Corp. (iICN"), an existing customer of the Company with operations in Argentina and Brazil for $1,000,000 payable in 100 monthly payments of $10,000. The related payments have been discounted at 20 percent with the unpaid amount of approximately $485,000 classified as notes receivable in the accompanying balance sheet as of September 30, 1997.

         The customer list related to the Eastern European operations was recorded on the Companyis books at the lower of fair value or cost. Fair value was estimated by an independent third party appraiser using generally accepted valuation standards. Accordingly, a customer list of approximately $964,000 has been recorded as an intangible asset and will be amortized over a three-year period.


(5)      Property and Equipment

         Property and equipment are as follows:

                                                                1997                1996
                                                           ---------------      --------------
         Land                                              $       563,309                  -
         Building                                                3,626,891                  -
         Furniture and equipment                                   279,908            212,525
         Computer equipment                                        784,521            440,827
         Switch and testing equipment                            1,082,217            492,052
                                                           ---------------      --------------
                                                                 6,336,846          1,145,404
         Less accumulated depreciation and amortization            553,689            427,600
                                                           ===============      ==============
                                                           $     5,783,157            717,804
                                                           ===============      ==============

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                          Notes to Financial Statements

(6)      Intangibles

         Intangible assets are summarized as follows:

                                                                                                Amortization
                                                         1997                 1996                  period
                                                   ---------------      ----------------     ----------------

                   Goodwill                       $      2,863,766            2,863,766            20 years
                   Software development costs            3,305,127            2,483,559            3-5 years
                   Product support contracts             2,146,176            2,146,176             5 years
                   Customer list                           964,207                    -             3 years
                                                   ---------------      ----------------
                                                         9,279,276            7,493,501

                   Less amortization                     3,503,603            2,418,135
                                                   ===============      ================

                                                  $      5,775,673            5,075,366
                                                   ===============      ================

         On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by comparing the carrying value of the asset to its undiscounted estimated future cash flows.

         Amortization expense relating to these assets was $1,085,468, $978,813, and $962,514 for 1997, 1996, and 1995, respectively. Of these amounts, $512,409, $405,755, and $442,734, for 1997, 1996, and 1995,
         respectively, was recorded as a component of cost of goods sold.

(7)      Stock Options

         In November 1996, the Company adopted the 1996 Stock Option Plan ("1996 Plan") which was approved by the board of directors and GST USA. The Company has reserved 1,250,000 shares for issuance under the 1996 Plan, of which options to purchase 935,250 shares of common stock at an exercise price of $9.35 per share were granted. All options granted during the year expire on November 25, 2001. The Company may grant incentive stock options and nonqualified stock options to employees, officers, directors, independent contractors, and consultants. The exercise price of options must be greater than or equal to the estimated fair market value of the stock at the date of grant. The board of directors or the compensation committee thereof determines which eligible individuals are granted options, terms of the options, exercise price, number of shares subject to the option, vesting and exercisability. The 1996 Plan expires on November 25, 2006.

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                          Notes to Financial Statements

(7)      Stock Options (continued)

         A summary of activity follows:

                                                                                                Year ended
                                                                                            September 30, 1997
                                                                               -------------------------------------------
                                                                                                         Weighted-average
                                                                                                             exercise
                                                                                Number of shares              price
                                                                               ------------------      ------------------
                 Options outstanding at beginning of year                                       -
                 Plus options granted                                                     935,250   $         9.35
                 Less options exercised                                                         -
                                                                               ==================
                 Options outstanding at end of year                                       935,250   $         9.35
                                                                               ==================
                 Options exercisable at end of year                                       289,688   $         9.35

                 Weighted-average fair value of options granted
                    during the year                                                                 $         3.03

         The following table summarizes information about fixed stock options outstanding at September 30, 1997:

                                          Options outstanding                                           Options exercisable
                     ----------------------------------------------------------------      ----------------------------------------
                                              Weighted-average
                          Number                 remaining          Weighted-average              Number           Weighted-average
 Range of exercise    outstanding at            contractual             exercise              exercisable at           exercise
       prices          September 30,                life                 price                 September 30,            price
                           1997                                                                    1997
 ------------------  ------------------      ----------------      ------------------      -------------------   ------------------
$        9.35             935,250                    4.15                 9.35                    289,688                  9.35

         The Company accounts for these plans under APB 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been changed to the following pro forma amount:
                                                                    1997
                                                              ------------------
      Net income                         As reported          $   3,815,505
                                          Pro Forma               2,784,147
       Primary earnings per share:       As reported          $        0.52
                                          Pro Forma                    0.38
      Fully-diluted earnings per share   As reported          $        0.50
                                          Pro Forma                    0.37

         Pro forma net earnings reflects only options granted in fiscal 1997. Therefore, the effect that calculating compensation cost for stock-based compensation under SFAS 123 has on the pro forma net earnings as shown above may not be representative of the effects on reported net earnings for future years.

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                          Notes to Financial Statements

(7)      Stock Options (continued)

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1997: risk-free interest rate of 6.0 percent; expected dividend yield of 0 percent; expected life of 3.4 years; and expected volatility of 82 percent.


(8)      Income Taxes

         Income tax expense consists of:

                                                            Current            Deferred             Total
                                                        --------------     ---------------     ---------------
              Year ended September 30, 1997:
                   U.S. federal                        $     2,336,145          (194,210)           2,141,935
                   State                                       364,476           (30,064)             334,412
                                                        ==============     ===============     ===============
                                                       $     2,700,621          (224,274)           2,476,347
                                                        ==============     ===============     ===============
              Year ended September 30, 1996:
                   U.S. federal                        $       389,910          (322,207)              67,703
                   State                                        60,358           (49,877)              10,481
                                                        --------------     ---------------     ---------------
                                                       $       450,268          (372,084)              78,184
                                                        ==============     ===============     ===============
              Year ended September 30, 1995:
                   U.S. federal                        $       414,981          (237,014)             177,967
                   State                                        64,239           (36,689)              27,550
                                                        --------------     ---------------     ---------------
                                                                           ===============
                                                       $       479,220          (273,703)             205,517
                                                        ==============     ===============     ===============

         Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                                                                                1997                1996                1995
                                                                           --------------     ---------------     ---------------

         Computed "expected" tax expense                             $     2,139,230            92,460               97,184
         Increase (reduction) in income taxes resulting from:
              Amortization of goodwill                                        48,899            48,899               48,899
              State and local income taxes, net of federal
               income tax benefit                                            222,862             2,297               18,183
              Meals and entertainment                                          5,796             3,631                4,060
              Adjustment of tax provision to actual (1)                            -           (70,040)              36,214
              Other, net                                                      59,560               937                  977
                                                                      ---------------    ---------------     ---------------
                                                                     $     2,476,347            78,184              205,517
                                                                      ==============     ===============     ===============

(1)      Represents   management's   adjustment  to  the  Company's  income  tax
         liability based on a current assessment of its related obligations.

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                          Notes to Financial Statements

(8)      Income Taxes (continued)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996, are presented below:

                                                                                                1997                  1996
                                                                                         ------------------      --------------
         Net current deferred tax assets:
              Accounts and notes receivable principally due to allowance for doubtful
                 accounts                                                               $          309,895             152,930
              Unearned product warranty                                                            125,422              47,074
              Accrued vacation payable                                                              55,386              37,327
              Unearned sales deposits                                                                    -              83,640
              Inventory principally due to uniform capitalization and reserves
                                                                                                    96,496              97,478
                                                                                         ------------------      --------------
                        Total gross deferred tax assets                                            587,199             418,449
                                                                                         ------------------      --------------
         Net long-term deferred tax liabilities:
              Deferred compensation                                                                 58,866              58,866
              Plant and equipment, principally due to differences in depreciation and capitalized interest
                                                                                                   (77,155)            (87,588)
              Capitalized software                                                                (450,716)           (200,619)
              Push down intangibles                                                               (460,979)           (756,269)
              Unrealized (gain) loss on investments                                                      -                 102
                                                                                         ------------------      --------------
                        Total gross deferred tax liabilities                                      (929,984)           (985,508)
                                                                                         ------------------      --------------
                        Net deferred tax liability                                      $         (342,785)           (567,059)
                                                                                         ==================      ==============

         Management believes that existing taxable temporary differences will more likely than not reverse within the applicable carryforward periods to allow future realization of existing deferred tax assets.


(9)      Leases

         The Company has operating leases for office furnishings, various office equipment and two sales offices. Future minimum lease payments as of September 30, 1997 are as follows:

             Year ending September 30:
                  1998                                    $          194,378
                  1999                                               180,240
                  2000                                               180,240
                  2001                                               180,240
                  2002                                               160,454
                                                           =================

                      Total minimum lease payments        $          895,552
                                                           =================

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                          Notes to Financial Statements

(9)      Leases (continued)

         These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expenses for all operating leases for 1997, 1996, and 1995, were $123,462, $100,299, and $116,944, respectively.


(10)     Profit Sharing Plans

         The Company sponsors a defined contribution 401(k) plan (the "Plan") for employees who have completed one year of service and attained the age of 21. Participants may defer up to 15 percent of eligible compensation. The Company, at its discretion, may match 50 percent of participant contributions up to 7.5 percent of participant compensation. Employer contributions made to the Plan were $88,361, $59,881, and $51,863, for the years ended September 30, 1997, 1996, and 1995, respectively.

         Through September 30, 1996, the Company established a discretionary profit sharing program for full time employees who had completed one full year of employment. Under the plan, 10 percent of the increase in profits based on the Company's previous highest retained earnings balance were allocated among employees determined on length of employment and salary level at the discretion of the board of directors. Contributions to the program were $132,450 and $171,483 for the years ended September 30, 1996 and 1995, respectively. The program was terminated on September 30, 1996.


(11)     Major Customers, Concentration of Credit Risk and Network Carrier Sales

         Sales to individual customers exceeding 10 percent of total revenues or total trade accounts and notes receivable as of and for the years ended September 30, 1997, 1996, and 1995, were as follows:

                                                                                Percentage of total revenues
                                                                    ----------------------------------------------------
                                         Customer                        1997               1996                1995
         --------------------------------------------------------   --------------     --------------      -------------
         J.D. Services, Inc.                                                 8%               -                     -
         Caribbean Telephone and Telegraph, Inc.                             -                -                    16%
         Intertoll Communications Network Corp.                              9               12%                    8
         Overseas Telecom                                                    5               13                     7

                                                                      Percentage of total notes and accounts receivable
                                                                    ----------------------------------------------------
                                         Customer                        1997               1996                1995
         --------------------------------------------------------   --------------     --------------      -------------
         J.D. Services, Inc.                                              15%                 -                     -
         Caribbean Telephone and Telegraph, Inc.                           -                  -                     7%
         Intertoll Communications Network Corp.                            4                  6%                    7
         Overseas Telecom                                                  3                 22                     7

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                          Notes to Financial Statements

(11) Major Customers, Concentration of Credit Risk and Network Carrier Sales (continued)

         The Company's customers consist of business entities geographically dispersed primarily throughout the United States. However, the Company also sells products and/or services to customers in the United Kingdom, Bosnia, Serbia, Bulgaria, Saudi Arabia, and Brazil. The Company maintains a security interest in the telecommunications systems it sells until the related account balances are paid in full.

         The Company had deposits with financial institutions in excess of the federally insured amount of $100,000 in the amount of $9,691,380 and $467,737 for the years ended September 30, 1997 and 1996, respectively.

         Network carrier sales originating from countries outside the United States aggregated approximately $3,180,000 and $2,105,000 for the years ended September 30, 1997 and 1996, respectively. These sales are payable in U.S. dollars.


(12)     Commitments and Contingencies

         The Company acted as a guarantor for financing transactions executed under repurchase agreements with a financial institution for $3,482,182 and $1,035,032 at September 30, 1997 and 1996, respectively. This results from the financial institution providing lease financing to the Company's customers to enable them to purchase product from the Company. At September 30, 1997, the Company had established a reserve of $200,000 for its estimated obligation under the recourse provisions and maintains a security interest in the equipment financed under the repurchase agreement. No such reserve was recorded as of September 30, 1996. In addition to other covenants, the repurchase agreement requires the Company to maintain an unrestricted cash account of $6,000,000. The Company has also established a $750,000 revolving line of credit with this same financial institution. No balances were outstanding under this line of credit at September 30, 1997.

         On October 1, 1996, the Company entered into employment agreements with various employees which specify the individual's salary, benefits, and restrictions. All agreements expire on September 30, 2001.

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                          Notes to Financial Statements

(12)     Commitments and Contingencies (continued)

         On August 24, 1995, Aerotel, Ltd. and Aerotel U.S.A., Inc., (collectively, "Aerotel") filed a patent infringement suit against the Company alleging that telephone systems manufactured and sold by the Company incorporating prepaid calling features infringe upon a patent which was issued to Aerotel in November 1987. The complaint further alleges defamation and unfair competition by the Company and seeks various damages. Aerotel seeks injunctive relief, damages of $18.7 million for willful infringement of its patent and an order requiring the Company to publish a written apology to Aerotel. The Company has filed an Answer and Counterclaim denying patent infringement, defamation or unfair competition and seeking judgment that the Aerotel patent is invalid and that Aerotel has misused its patent in violation of antitrust laws. Based on information currently available, an estimate of potential loss cannot be made. However, management is of the opinion that there will be no material impact of the Company's financial position, results of operations or liquidity as a result of this suit. Accordingly, no provision for loss has been provided in the accompanying financial statements. An unfavorable decision could have a material adverse effect on the business, financial condition, and results of operations of the Company.

         In addition to the above, the Company has various legal claims and other contingent matters, incurred in the normal course of business. Although the final outcome of such matters cannot be predicted, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

         As of September 30, 1997, the Company had capital expenditure purchase commitments outstanding of approximately $900,000.

(13)     Related Party Transactions

         In June 1997, and under contract with the Company, GST Realco, Inc. ("GST Realco"), a subsidiary of GST USA, completed construction of a 40,000 square foot office building in Provo, Utah. The Company purchased the land and a portion of the building construction from GST Realco for $563,309 and $1,293,072, respectively, and currently occupies the property as its corporate and manufacturing facility.

         During the year ended September 30, 1996, GST USA borrowed $250,000 from the Company on short-term notes bearing interest at 11 percent. The note was repaid by September 30, 1996. The Company recorded interest income of $2,602 relating to this note during the year ended September 30, 1996. There were no borrowings during fiscal 1997.

         Also, during the years ended September 30, 1997 and 1996, respectively, the Company sold $32,788 and $356,000 of application platform switching products and $-0- and $2,571,731 of wholesale carrier usage to GST USA or subsidiaries and purchased $4,466,907 and $361,000 of wholesale carrier usage from GST USA.

         From April 1996 through May 1997 a member of the Company's board was compensated by GST USA for services rendered to GST USA and its subsidiaries.

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                          Notes to Financial Statements

(13)     Related Party Transactions (continued)

         The Company has entered into a Deferred Compensation Trust Agreement (the Trust) with the chairman of the Company whereby the Company funded the trust in the amount of $144,000. The principal and related interest thereon are payable to the chairman based on a defined payment schedule. The Company, at its sole discretion, may at any time make additional contributions to the Trust. The Trust is subject to claims of the Company's creditors in the event of the Company's insolvency.


(14)     Accounting Standards Issued Not Yet Adopted

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 establishes a different method of computing earnings per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic earnings per share and diluted earnings per share. Basic and diluted earnings per share are expected to be comparable to the currently presented earnings per share. SFAS 128 is effective for the consolidated financial statements for interim and annual periods ending after December 15, 1997. Accordingly, the Company plans to adopt SFAS 128 in the first quarter of its 1998 fiscal year and at that time all historical earnings per share data presented will be restated to conform with the provisions of SFAS 128.

         In 1997, the FASB also issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. These statements which are effective for periods beginning after December 15, 1997, expand or modify disclosures and accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.

                                                                     Schedule II

                          NACT TELECOMMUNICATIONS, INC.
                    (A Majority Owned Subsidiary of GST USA)

                        Valuation and Qualifying Accounts

                 Years ended September 30, 1997, 1996, and 1995


                                    Balance at beginning      Additions charged to        Write offs against           Balance at
Allowance for doubtful accounts            of year                 bad debts                 allowance                 end of year
                                    ----------------------  ------------------------   -------------------------    ----------------

Year ended September 30, 1997          $      100,000        $      872,427            $      591,608              $      380,819
                                        =============         =============             ==============              ==============

Year ended September 30, 1996          $      116,410        $      672,785            $      689,195              $      100,000
                                        =============         =============             ==============              ==============

Year ended September 30, 1995          $            -        $      189,342            $       72,932              $      116,410
                                        =============         =============             ==============              ==============

                                    Balance at beginning      Additions charged to        Write offs against
Allowance for doubtful notes               of year                 bad debts               allowance year         Balance at end of
                                    ----------------------  ------------------------   ---------------------    -------------------

Year ended September 30, 1997          $      310,000        $      313,307             $      373,307             $      250,000
                                        =============         ==============             =============              ==============

Year ended September 30, 1996          $       40,000        $      270,000             $            -             $      310,000
                                        =============         ==============             =============              ==============

Year ended September 30, 1995          $            -        $       40,000             $            -             $       40,000
                                        =============         ==============             =============              ==============

                                         Balance at                                        Charges
Recourse Obligation Reserve             beginning of        Additions and                  against                Balance at end of
Recourse Obligation Reserve                year             adjustments                    allowance                     year
                                    -----------------------------------------------   -----------------------     -----------------

Year ended September 30, 1997          $            -        $      200,000             $            -             $      200,000
                                        =============         ==============             =============              ==============

ITEM  9 -  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
                   FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1998 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1998 pursuant to Regulation 14A.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1998 pursuant to Regulation 14A.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 1998 pursuant to Regulation 14A.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a) The following documents constitute a list of financial statements, financial statement schedules and exhibits required to be included in this report:

     1.  Financial Statements.  Included in Part II, Item 8 of this report:

          Independent Auditors' Report

          Balance Sheets - September 30, 1997 and 1996

          Statements of Income - Years ended September 30, 1997, 1996, and 1995

          Statement of Stockholders' Equity - Years ended September 30, 1997, 1996 and 1995

          Statements of Cash Flows - Years ended September 30, 1997, 1996, and 1995

          Notes to Financial Statements - Years ended September 30, 1997, 1996 and 1995

2. Financial Statement Schedules. Included in Part II of this report.

                 Schedule II - Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

3. Exhibit
   Number
     3.1 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-17735) (the "Form S-1")

     3.2 By-laws of the Company, incorporated by reference to Exhibit 3.2 of the Form S-1.

     4.1 Specimen Certificate of the Company's Common Stock, incorporated by reference to Exhibit 4.1 of the Form S-1.

     4.2 Amended and Restated 1996 Stock Option Plan, incorporated by reference to Exhibit 4.2 of the Form S-1.

    10.1 Employment Agreement dated as of October 1, 1996 by and between the Company and A. Lindsay Wallace, incorporated by reference to
              Exhibit 10.1 of the Form S-1.

    10.2 Employment Agreement dated as of October 1, 1996 by and between the Company and Eric F. Gurr, incorporated by reference to Exhibit
              10.2 of the Form S-1.

    10.3 Employment Agreement dated as of October 1, 1996 by and between the Company and Gary Brown, incorporated by reference to Exhibit
              10.3 of the Form S-1.

    10.4 Employment Agreement dated as of October 1, 1996 by and between the Company and Geoffrey Shupe, incorporated by reference to
              Exhibit 10.4 of the Form S-1.

    10.5 Revolving Line of Credit Agreement dated February 6, 1996 by and between the Company and Zions Credit Corporation, incorporated by reference to Exhibit 10.5 of the Form S-1.

    10.6 Form of Recourse Lease Financing Agreement by and between the Company and Zions Credit Corporation, incorporated by reference to
              Exhibit 10.6 of the Form S-1.

    10.7 Lease Agreement dated October 20, 1994, by and between the Company and Busch-Provo, LTD, incorporated by reference to Exhibit 10.7 of the Form S-1.

    10.8 Lease Extension Agreement dated May 15, 1996, by and between the Company and Busch-Provo, LTD, incorporated by reference to Exhibit
              10.8 of the Form S-1.

   *23.1 Consent to the incorporation by reference in the Company's registration Statement on Form S-8 of the report of KPMG Peat Marwick LLP included herein.

   *24.1      Power of Attorney  (included  on the  signature  page of this Form
              10K).

   *27.1      Financial Data Schedule

------------------
*     Filed herewith.

             (b)   Reports on Form 8-K.           None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Provo, State of Utah, on the 26th day of December, 1997.

                                             NACT Telecommunications, Inc.

                                             By:  /S/ A. Lindsay Wallace
                                                   ---------------------
                                                      A. Lindsay Wallace
                                                      Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Lindsay Wallace and Eric F. Gurr his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the dates indicated.

     Signature              Title                                 Date
     ---------              -----                                 ----



/S/ A. Lindsay Wallace      Chief Executive Officer (Principal    December 26, 1997
------------------------    Executive Officer) and Director
(A. Lindsay Wallace)




/S/ Eric F. Gurr            Chief Financial Officer (Principal    December 26, 1997
-------------------------   Financial & Accounting Officer)
(Eric F. Gurr)




/S/ Thomas E. Sawyer        Director                              December 26, 1997
------------------------
(Thomas E. Sawyer)



/S/ Ronald Eliason          Director                              December 26, 1997
------------------------
(Ronald Eliason)

            Signature               Title                   Date
            ---------               -----                   ----



/S/ W. Gordon Blankstein            Director                December 26, 1997
------------------------
(W. Gordon Blankstein)




/S/ Robert Olson                    Director                December 26, 1997
------------------------
(Robert Olson)




/S/ Clifford V. Sander              Director                December 26, 1997
------------------------
(Clifford V. Sander)




/S/ Stephen Irwin                   Director                December 26, 1997
------------------------
(Stephen Irwin)