Form 10-K/A
period 1997-09-30
NACT TELECOMMUNICATIONS INC
filed 1998-01-23
CIK 1027600

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                  FORM 10-K/A-1
(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997
                          ------------------

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               ---------   --------

                        Commission file number 000-22017
                                               ---------

                          NACT TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------

             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                         87-0378662
-------------------------------                   ------------------------------
(State or other jurisdiction of                   (IRS Employer Identification
 incorporation or organization                                Number)


 191 West 5200 North, Provo, Utah                             84604
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

         Registrant's telephone number, including area code: (801) 802-3000
                                                             --------------

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

                                                Yes   X    No
                                                    -----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
                             -----

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

FORWARD-LOOKING STATEMENTS
This Form 10K contains certain forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although NACT Telecommunications, Inc. (the "Company") believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the Company's dependence on recently introduced products and products under development, competition and the impact of technological change on the Company's products. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

The executive officers, directors and key employees of the Company, their ages and present positions with the Company are as follows:


         Name           Age               Position(s)
         ----           ---               -----------

A. Lindsay Wallace      48     President, Chief Executive Officer and Director

Eric F. Gurr            38     Chief Financial Officer, Treasurer and Secretary

W. Gordon Blankstein    47     Director

Stephen Irwin           56     Director

Robert L. Olson         47     Director

Clifford V. Sander      60     Director

Ronald S. Eliason       63     Director

Thomas E. Sawyer        65     Director

Gary D. Brown           43     Vice President of Research and Development

Geoffrey Shupe          42     Vice President of Sales and Marketing



A. Lindsay Wallace has been the President and a director of the Company since January 1996 and Chief Executive Officer of the Company since April 1996. From January 1994 to January 1996, he was the Director of Sales and Marketing of the Company and was the Executive Vice President of the Company from October 1995 to January 1996. From 1988 to December 1993, Mr. Wallace was a National Account Manager of Sprint and opened the Sprint/Telnet data office in Salt Lake City, Utah. From 1984 to 1988, he was President and Chief Executive Officer of Hybrid Micrographics, Inc.

Eric F. Gurr has been the Company's Vice President of Finance and Administration and Chief Financial Officer since August 1995 and Treasurer and Secretary since June 1989. Between June 1989 and August 1995, Mr. Gurr served as Controller and Director of Administration and Finance. Mr. Gurr served as Chief Financial Officer and Treasurer of Wins, now a subsidiary of GST USA, from January 1995 to September

1996. From 1985 to 1989, Mr. Gurr served as a Senior Auditor for Deseret Management Corporation, a diversified conglomerate. Mr. Gurr is a Certified Public Accountant.

W. Gordon Blankstein has been a director of the Company since April 1994. Mr. Blankstein has been Chairman of the Board of GST Telecommunications, Inc., an indirect parent of the Company ("GST") since February 1995. He is a founder, past President and Chairman of the Board and former director of ICG Communications, Inc. Mr. Blankstein was the founder and a director of GST from November 1992 to January 1993 and has been a director since January 1994. He was elected Vice Chairman of the Board of GST in February 1994.

Stephen Irwin has been a director of the Company since November 1996. Mr. Irwin has been Vice Chairman of the Board and a director of GST since September 1995 and has been the Secretary of GST since November 1992. Mr. Irwin is an attorney specializing in corporate matters, and has been of counsel to the New York law firm of Olshan Grundman Frome & Rosenzweig LLP since 1990. Mr. Irwin was a senior partner in Greenberg, Irwin and Weisinger, a New York law firm specializing in securities, business and corporate matters, from 1968 to 1990.

Robert L. Olson has been a director of the Company since November 1996. Mr. Olson has been the Vice President and General Manager of Exchange and Wireless Services of GST Telecom Inc., a wholly-owned subsidiary of GST USA ("GST Telecom"), since March 1995. From 1986 to January 1995, Mr. Olson was Vice President of Metroplex Communications Corporation.

Clifford V. Sander has been a director of the Company since November 1996. Mr. Sander has been Senior Vice President and Treasurer of GST since March 1995. He has also been the Executive Vice President and Chief Financial Officer of GST Telecom since June 1994. From 1962 to 1994, Mr. Sander was in private accounting practice in Portland, Oregon. He was acting Chief Financial Officer of Electric Lightwave, Inc. ("ELI") during its formation in 1988 and continued to provide accounting and financial consulting services to ELI through 1993. Mr. Sander is a Certified Public Accountant.

Ronald S. Eliason has been a director of the Company since March 1997. Mr. Eliason has been the President and Chief Executive Officer of Campus Credit Union, a financial institution based in Provo, Utah, since June 1991. He was the Vice President-Administration and Chief Financial Officer of Novell, Inc. from August 1985 to April 1990.

Thomas E. Sawyer has been a director of the Company since May 1997. Dr. Sawyer was Chairman of the Board Emeritus from November 1996 to May 1997, a director of the Company from 1982 to November 1996, the Chairman of the Board of Directors of the Company from October 1985 to November 1996 and was Chief Executive Officer of the Company from October 1988 to March 1996. In December 1993, he was appointed Chief Technology Officer of GST and was appointed a director of GST in August 1995. Dr. Sawyer has over 35 years of experience in information technology industries and 23 years of experience in senior management of four publicly-traded information technology firms.

Gary D. Brown has been the Company's Vice President of Research and Development since June 1996. Prior to being named Vice President, he had served as the Director of Research and Development since July 1990. In these positions, he has helped conceive and direct all development activities of the Company. From July 1985 until July 1990, Mr. Brown served as a Senior Software Engineer. Prior to joining the Company in July 1985, Mr. Brown was a Lead Software Engineer for a proprietary operating system at WICAT Systems, Inc. for over five years.

Geoffrey Shupe has been the Company's Vice President of Sales and Marketing since October 1996. Mr. Shupe is responsible for sales development, strategic sales development, marketing and Technical Support. He joined the Company in January 1994 as Major Account Manager for sales and became the Director of Sales and Marketing in January 1996. Mr. Shupe was an account representative, Major

Account Representative, and National Account Manager for Sprint from February 1987 through December 1993.

The Board of Directors of the Company currently consists of seven members. Currently all directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors.

Item 11. EXECUTIVE COMPENSATION
-------- ----------------------

The following table sets forth certain information concerning compensation during the three previous fiscal years of the Company's Chief Executive Officer and each other most highly compensated executive officer of the Company whose aggregate cash compensation exceeded $100,000 during the fiscal year ended September 30, 1997 (collectively, the "Named Executive Officers").


                           Summary Compensation Table


                                                                                 Long-Term Compensation
                                                                                 -----------------------


                                                Annual Compensation                Awards          Payouts
                                       ------------------------------------      ----------      -----------



                                                                                                   Long-Term
                                                               Other Annual      Securities        Incentive         All Other
                                                               Compensation      Underlying           Plan         Compensation
Name and Principal Position     Year    Salary($)   Bonus($)      ($)            Options(#)        Payouts($)         ($)(2)
---------------------------     ----   ----------   --------   -------------     -----------     -----------     ---------------

Thomas E. Sawyer(3)...........  1997   --           --            --               85,000             --                 --
         Chairman of the        1996   $222,556     $2,066        $5,608(1)        --                 --             $4,492
         Board of Directors     1995   $140,793     $4,733        $14,959(1)       --                 --                 --

A. Lindsay Wallace............  1997   $165,769     $2,500        --               160,000            --             $4,308
         President and chief    1996   $149,841     $1,036        $27,036(1)       --                 --             $5,055
         Executive Officer      1995   $96,807      $1,300        $63,293(4)       --                 --                 --

Eric F. Gurr..................  1997   $95,769      $4,550        --                90,000            --            $10,385
         Chief Financial        1996   $70,772      $1,200        $5,035(1)        --                 --                 --
         Officer                1995   $53,262      $933          $6,493(1)        --                 --                 --


----------
(1) Represent payments made pursuant to the Company's Profit Sharing Plan. The Company terminated this plan in September 1996.

(2)      Represents matching contributions by the Company to its 401(k) Plan.


(3) Dr. Sawyer served as the Company's Chief Executive Officer from October 1988 to March 1996. Dr. Sawyer resigned as Chairman of the Board in November 1996. From April 1996 until June 30, 1997, his compensation has been paid entirely by GST USA for services rendered to GST USA and its subsidiaries.

(4)      Represents sales commissions paid.

                               Option Grants Table

NACT Option Grants in Fiscal Year Ended September 30, 1997.







                                                     Individual Grants                                  Potential Realizable Value
                            ----------------------------------------------------------------------         at Assumed Annual Rates
                                                                                                     of Stock Price Appreciation for
                                                                                                               Option Term(1)
                                Number of      % of Total                                             ------------------------------
                               Securities       Options
                               Underlying      Granted to        Exercise or
                                 Options      Employees in        Base Price         Expiration
           Name                Granted (#)    Fiscal Year           ($/Sh)              Date
-------------------------   --------------   --------------     --------------     --------------


                                                                                                           5%($)        10%($)
                                                                                                        ---------     ----------

Thomas E. Sawyer .........      85,000(2)         9.1%            $   9.35           11/25/01            219,575        485,203

A. Lindsay Wallace .......     160,000(3)        17.1%            $   9.35           11/25/01            413,317        913,323

Eric F. Gurr .............      90,000(4)         9.6%            $   9.35           11/25/01            232,491        513,744



----------------
(1) The potential realizable portion of the foregoing table illustrates value that might be realized upon exercise of options immediately prior to the expiration of their term, assuming (for illustrative purposes only) the specified compounded rates of appreciation of the Common Stock of the Company over the term of the option. These numbers do not take into account provisions providing for termination of the option following termination of employment, nontransferability or difference in vesting periods.

(2) Such options are currently vested. Options to purchase 25,000 shares of Common Stock became exercisable on September 30, 1997 and options to purchase 60,000 shares of Common Stock become exercisable on September 30, 1998.

(3) Options to purchase 80,000 shares of Common Stock vest and become exercisable one-third on September 30, 1997, one-third on September 30, 1998 and the remaining one-third on September 30, 1999. Options to purchase 40,000 shares of Common Stock vest and become exercisable one-fourth on September 30, 1997, one-fourth on September 30, 1998, one-fourth on September 30, 1999 and the remaining one-fourth on September 30, 2000. Options to purchase an additional 40,000 shares of Common Stock vested on September 30, 1997 and become exercisable on September 30, 1998.

(4) Options to purchase 45,000 shares of Common Stock vest and become exercisable one-third on September 30, 1997, one-third on September 30, 1998 and the remaining one-third on September 30, 1999. Options to purchase 22,500 shares of Common Stock vest and become exercisable one-fourth on September 30, 1997, one-fourth on September 30, 1998, one-fourth on September 30, 1999 and the remaining one-fourth on September 30, 2000. Options to purchase an additional 22,500 shares of Common Stock vested on September 30, 1997 and become exercisable on September 30, 1998.

GST Option Grants.

On June 1, 1996, GST granted options to purchase 5,000 of its Common Shares at an exercise price of $10.00 per share to each of Dr. Sawyer and Mr. Wallace. Such options expire on May 31, 2001. During the fiscal year ended September 30, 1997, Dr. Sawyer, Mr. Wallace and Mr. Gurr exercised options to purchase 75,000, 22,193 and 21,750 Common Shares of GST, respectively.

              Option Exercises/Fiscal Year-End Option Values Table

         NACT Aggregated Option Exercises during the most recently completed fiscal year and fiscal year-end option values.



                                                                                                                   Value(1) of
                                                                                  No. of Shares                 Unexercised in the
                                                                                 of Common Stock                 Money Options at
                                    Shares                                    Underlying Unexercised                FY-End($)
                                 Acquired on             Value                 Options at FY-End(#)                Exercisable/
            Name                 Exercise (#)         Realized($)           Exercisable/Unexercisable             Unexercisable
-------------------------     ---------------      ---------------      --------------------------------     -----------------------

Thomas E. Sawyer............          --                   --                     25,000/60,000                  $161,575/387,780

A. Lindsay Wallace..........          --                   --                     36,667/123,333                 $236,979/797,101

Eric F. Gurr................          --                   --                     20,625/69,375                  $133,299/448,371




(1) Represents the total gain that would be realized if all in-the-money options held at September 30, 1997 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the fair market value of $15.813 per share at September 30, 1997. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of the Company's Board of Directors or compensation committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past, except as follows: Thomas E. Sawyer, a director of the Company, serves as a director of each of GST and GST USA and served as an executive officer of each of GST and GST USA until April 10, 1997.
W. Gordon Blankstein, the Chairman of the Board of GST and GST USA, Stephen Irwin, the Vice Chairman of the Board of GST, and Clifford V. Sander, Senior Vice President of GST and GST USA and a director of GST USA, each serve as a director of the Company.

Employment and Consulting Agreements

The Company has entered into an employment agreement with Mr. Wallace pursuant to which, effective October 1, 1996, Mr. Wallace is employed as the Company's President and Chief Executive Officer for a term ending on September 30, 2001. The agreement provides for an initial base salary of $160,000 annually or such greater amount as the Board of Directors may determine, and incentive compensation as awarded by the Board of Directors from time to time. In the event of Mr. Wallace's death while employed by the Company, the agreement provides for a payment of one and a half times his then current base annual salary, over a period of one and a half years, to his designated beneficiary. In the event of his disability, Mr. Wallace is to receive the full amount of his base salary for six months. If such six-month period ends prior to September 30, 2001, he is to receive salary at a rate of one-half his then current base salary for a further period ending on the earlier of one year thereafter or September 30, 2001. The agreement contains covenants restricting Mr. Wallace's ability to engage in activities competitive with those of the Company for a period ending on the earlier of two years after his termination or September 30, 2001. Upon a change of control of the Company that results in Mr. Wallace's removal from the Company's Board of Directors, a significant change in the conditions of his employment or other breach of the agreement, he is to receive liquidated damages equal to the "base amount," as defined in the United States Internal Revenue Code of 1986, as amended (the "Code"), of his compensation.

The Company has entered into an employment agreement with Mr. Gurr pursuant to which, effective October 1, 1996, Mr. Gurr is employed as the Company's Chief Financial Officer for a term ending on September 30, 2001. The terms of Mr. Gurr's agreement are identical to Mr. Wallace's agreement, except that Mr. Gurr's agreement provides for an initial base salary of $90,000.

GST USA, Inc., the parent corporation of the Company ("GST USA"), and GST Telecom entered into a consulting agreement dated April 1, 1996 with Infotec Consulting, Inc. ("Infotec") under which Dr. Sawyer, a director of the Company, provided personal services to GST and its subsidiaries, including the Company, at the rate of $125 per hour for hours invoiced monthly until June 30, 1997. The agreement provided that Dr. Sawyer render management and technical consulting services including the development and evaluation of strategic and operational planning, merger and acquisition proposals, preparation of reports and studies thereon and assistance in negotiations and discussions pertaining thereto. Such consulting agreement also contained covenants restricting Dr. Sawyer's ability to engage in activities competitive with those of GST and its subsidiaries. The agreement also provided for a payment to Infotec of one and one half times the amount paid to Infotec during the six months preceding Dr. Sawyer's death in the event of Dr. Sawyer's death during the term of the agreement. The agreement was mutually terminated by the parties on April 10, 1997. The Company has entered into a deferred compensation trust agreement with Dr. Sawyer whereby the Company funded a trust with $144,000, with principal and related interest thereon to be paid to Dr. Sawyer based upon a defined payment schedule.

Director Compensation

The Company does not pay any compensation to employees of the Company or GST who serve on the Board of Directors. However, the Board of Directors may in the future authorize the payment of a fixed sum to directors for their attendance at regular and special meetings of the Board of Directors as is customary for similar companies. Independent directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at such meetings and receive (i) an annual retainer of $15,000, paid quarterly, (ii) $2,500 per committee appointment, (iii) $1,500 for each Board or committee meeting attended and (iv) $1,000 per committee meeting for serving as chairman of a committee.

1996 Stock Option Plan

The Company's 1996 Stock Option Plan (the "Stock Option Plan") was approved by the Board of directors and the sole stockholder of the Company on November 26, 1996. The purpose of the Stock Option Plan is to create additional incentives for the Company's employees, directors and others who perform substantial services to the Company by providing an opportunity to purchase shares of the Common Stock pursuant to the exercise of options granted under the Stock Option Plan. The Company may grant options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (the "Code"), and non-qualified stock options. Incentive stock options may be granted to employees (including officers and directors who are employees). Non-qualified stock options may be granted to employees, officers, directors, independent contractors and consultants of the Company. As of January 15, 1998, 1,250,000 shares were reserved for issuance under the Stock Option Plan and options to purchase 1,039,065 shares of Common Stock were outstanding.

The maximum number of shares that may be subject to options granted under the Stock Option Plan to any individual in any calendar year may not exceed 100,000 and the method of counting such shares shall conform to any requirements applicable to "performance-based" compensation under Section 162(m) of the Code. It is intended that compensation realized upon the exercise of an option granted under the Stock Option Plan will thereupon be regarded as "performance-based" under Section 162(m) of the Code and that such compensation may be deductible without regard to the limits of Section 162(m) of the Code.

The Board of Directors or the Compensation Committee thereof (the "Compensation Committee") composed of two or more non-management directors that are "non-employee directors" within the meaning of Rule 16b-3 promulgated under the Exchange Act and "outside directors" within the meaning of Section 162(m) of the Code, is authorized to administer the Stock Option Plan in a manner that complies with Rule 16b-3 under the Exchange Act. The Board of Directors or Compensation Committee determines which eligible individuals are granted options and the terms of such options, including the exercise price, number of shares subject to the option and the vesting and exercisability thereof; provided, the maximum term of an incentive stock option granted under the Stock Option Plan may not exceed five years.

The exercise price of an incentive stock option granted under the Stock Option Plan must equal at least 100% of the fair market value of the subject stock on the date of grant and the exercise price of all non-qualified stock options must equal at least 80% of the fair market value of the subject stock on the date of grant; provided, however, that if an option granted to the Company's Chief Executive Officer or to any of the Company's other four most highly compensated officers is intended to qualify as "performance-based" compensation under
Section 162(m) of the Code, the exercise price must equal at least 100% of the fair market value of the subject stock on the date of grant. With respect to any participant who owns more than 10% of the voting power of the Common Stock of the Company, the exercise price of any option granted must equal at least 110% of the fair market value on the date of grant. The aggregate fair market value on the date of grant of the stock for which incentive stock options are exercisable for the first time by an employee of the Company during any calendar year may not exceed $100,000.

Options shall become exercisable at such times and in such installments as the Board of Directors or Compensation Committee shall provide. Non-qualified and incentive stock options granted under the Stock Option Plan are not transferable other than by will or the laws of descent or distribution, and each option that has not yet expired is exercisable only by the recipient during such person's lifetime or for 12 months thereafter by the person or persons to whom the option passes by will or the laws of descent or distribution. The Stock Option Plan may be amended at any time by the Board of Directors although certain amendments require stockholder approval. The Stock Option Plan will terminate on November 25, 2006, unless earlier terminated by the Board of Directors.

401(k) Plan

The Company maintains a defined contribution 401(k) plan (the "401(k) Plan") which is available to all employees of the Company who have attained the age of twenty-one. Such eligible employees may elect to defer any percentage of their current salary subject to a maximum of 15% or the statutory maximum ($9,500 in 1997), whichever is the lesser. The maximum salary that can be considered for compensation purposes is $150,000 per year.

The Company matches the deferrals of its employees to the extent of 50% of such deferrals, up to a maximum of 7.5% of the annual compensation of such employees. During the fiscal year ended September 30, 1997, the Company contributed $88,361 to the 401(k) Plan.

Report on Executive Compensation

Compensation Philosophy

The Compensation Committee is responsible for developing and making recommendations to the Board of Directors with respect to the Company's executive compensation and stock option policies and practices. In addition, the Compensation Committee determines the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company.

The Company's executive compensation programs are designed to enhance the value of the Company to its shareholders. This is accomplished through policies and practices that facilitate the achievement of the Company's performance objectives, provide compensation that will attract and retain the superior talent required by the Company's aggressive goals and align the executive officers' interests with the interests of its shareholders.

The Company's approach to executive compensation, as implemented by the Compensation Committee, has been designed to provide a competitive compensation program that will enable the Company to attract, motivate, reward and retain individuals who possess the skills, experience and talents necessary to advance the growth and financial performance of the Company. The Company's compensation policies are based on the principle that each executive's financial rewards should be aligned with the financial interests of the shareholders of the Company. The Compensation Committee also believes that the potential for equity ownership by management is beneficial in aligning management's and shareholders' interest in the enhancement of shareholder value. The Company's executive compensation has two key elements: (i) a long-term component consisting of stock options and (ii) an annual component, i.e., base salary, with more emphasis being placed on the long-term component than on the annual component. The Company has not established a policy with regard to Section 162(m) of the Code because the Company has not to date paid compensation in excess of $1 million per annum to any employee.

Salaries

Base salaries for the Company's executive officers are determined initially by evaluating the responsibilities associated with the position held and the experience of the individual, and by reference to the competitive marketplace for management talent, including a comparison of base salaries for comparable positions at comparable companies within the Company's industry. Adjustments in salary are determined by evaluating the competitive marketplace, the performance of the Company, the performance of the executive officer, with respect to the ability to manage growth of the Company, and any increased responsibilities assumed by the executive officer. As long term compensation such as stock options is the more important component of the compensation package, much consideration is given to the stock options held by such executive officers in determining their cash remuneration. The Company believes that its executive officers' salaries are generally less than those of its competitors. The Company has employment agreements with each of Messrs. Wallace, Gurr, Brown and Shupe which initially set the base salaries for such individuals.

In determining the cash bonuses and incentive compensation paid to its executive officers, the Compensation Committee considers the extent of achievement by the Company of its strategic and operating goals, the level of personal achievement by the executive officer (such as the level of cost savings achieved by such executive officer), the executive officer's ability to manage and motivate employees and the achievement of projects for which the executive officer is responsible. The Compensation Committee also takes into consideration the extent of the Company's cash reserves available for such payments.

Compensation of Chief Executive Officer

In addition, with respect to the determination of the Chief Executive Officer's compensation, the Compensation Committee made comparisons to other companies in the telecommunications industry carrying on businesses similar to those of the Company. The consideration accounted for approximately 50% of the determination of the Chief Executive Officer's salary. The other 50% was based on the

Compensation Committee's determination of what level of remuneration was necessary to attract and retain people having the experience and ability of the Company's Chief Executive Officer.

Stock Option Plan

The Stock Option Plan contributes to the Company's ability to attract and retain the best available personnel. It is the philosophy of the Compensation Committee to tie a significant portion of an executive's total opportunity for financial gain to increases in the value of the Common Stock of the Company. In the belief that employees who have a proprietary interest in the Company will focus on its long term success and on building shareholder wealth, the Compensation Committee uses the Stock Option Plan as a basis to create a foundation for the long term growth of the Company and increased shareholder value by providing executive officers and key employees with an opportunity to obtain and build a meaningful stake in the Company's future.

All employees, including executive officers and part-time employees, consultants, advisors and directors of the Company are eligible for grants of stock options pursuant to the Stock Option Plan. During each fiscal year, the Compensation Committee grants stock options to employees, including executive officers, who are recommended by management as being in a position to continue to contribute to the Company's growth and profitability. The number of options granted to a particular employee is based on management's assessment of his performance and contribution. Options have been granted to key employees at all levels of the Company's management. The ultimate value of the options, if any, depends on the extent to which shares of Common Stock appreciate in market value.

The Compensation Committee granted five-year options to purchase 32,000 shares of Common Stock and 30,000 shares of Common Stock to Mr. Wallace and Mr. Gurr, respectively, in October 1997, in each case at an exercise price of $13.625 per share. These options vest one-third on October 1, 1998, one-third on October 1, 1999 and the remaining one-third on October 1, 2000.

         DATED this 23rd day of January, 1998.

         (signed)
         Ronald S. Eliason
         Committee Chairman

         (signed)
         Thomas E. Sawyer
         Director

Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on the Common Stock (being the percentage increase (or decrease) in the trading price of the Common Stock based on an investment in the Common Stock on February 26, 1997 (the first day on which the Common Stock commenced trading on Nasdaq) with the cumulative total shareholder return of the Nasdaq Market Value Index and with a communications industry index (which is shown on the graph as the MG Group Index). For comparison purposes it is assumed that $100 had been invested in the Common Stock and in the securities contained in such indices on February 26, 1997.


                         COMPARE CUMULATIVE TOTAL RETURN
                       AMONG NACT TELECOMMUNICATIONS, INC.
                     NASDAQ MARKET INDEX AND MG GROUP INDEX


                              2/26/97                  9/30/97
                              -------                  -------

NACT                          100.00                   166.45
NASDAQ                        100.00                   129.02
MG                            100.00                   114.81

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------- ---------------------------------------------------
         MANAGEMENT
         ----------

The following table sets forth information concerning ownership of the Company's Common Stock outstanding as of January 23, 1998 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each director, (iii) each of the executive officers named in the summary compensation table and (iv) all executive officers and directors of the Company as a group.



Name and Address of               Amount of Shares
Beneficial Owner(1)            Beneficially Owned(2)       Percent of Class
-------------------            ---------------------       -----------------

GST USA, Inc.(3)                     5,113,712                   62.9%

Thomas E. Sawyer                     25,000(4)                     *

A. Lindsay Wallace                   76,667(4)                     *

W. Gordon Blankstein                     0                        0%

Stephen Irwin                            0                        0%

Robert L. Olson                          0                        0%

Clifford V. Sander                       0                        0%

Ronald S. Eliason                    25,000(4)                     *

Eric F. Gurr                         43,125(4)                     *

All directors and officers           169,792(4)                  2.0%
  as a group (8 persons)


-----------

*

        Less than 1%.

(1)     Unless    otherwise    indicated,    all    addresses   are   c/o   NACT
        Telecommunications, Inc. 191 West 5200 North, Provo, Utah 84604.

(2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 ("Rule 13d-3") and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power. The percentage of class is calculated in accordance with Rule 13d-3 and includes options or other rights to subscribe which are exercisable within sixty (60) days of November 30, 1997.

(3) The address of GST USA, Inc. is 4317 N.E. Thurston Way, Vancouver, Washington 98662.

(4)     Represents shares of common stock issuable upon the exercise of options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

From time to time the Company has made short-term loans to GST, or subsidiary companies of GST, in order to provide for temporary working capital requirements. Such loans were made at prevailing rates of interest, and all have been repaid in full, with interest. At the date of this report, no such loans were outstanding.

On July 1, 1997, the Company moved its entire operations to a new 40,000-square-foot facility in Provo, Utah. The Company purchased the land and the building from GST Realco, Inc., a subsidiary of GST, with a portion of the net proceeds of the Company's initial public offering. The purchase price and additional costs to the Company to complete construction of the building aggregated approximately $4.1 million.

In early 1995, the Company began offering prepaid debit and international call back/reorigination services to its customers that did not yet desire to expend a substantial amount of capital on hardware. The Company incorporated Wasatch International Network Services, Inc. ("Wins") to offer such services. The Company was able to increase sales of its switch systems as a result of services provided by Wins as certain users of these services grew to be able to justify the capital expenditure to purchase a switch. Effective October 1, 1995, the Company declared a dividend consisting of 100% of the outstanding capital stock of Wins payable to its sole stockholder, GST USA. Since becoming a subsidiary of GST USA, Wins has continued to refer customers to the Company.

The Company provides facilities management services to certain of its customers who have purchased switching and billing systems. Included in the provision of facilities management services is the offering of network carrier services. Prior to October 1, 1996, the Company offered such services to its customers pursuant to a resale contract that it had negotiated with major interexchange carriers. Effective October 1, 1996, the Company has purchased a substantial portion of its carrier service from GST or subsidiaries thereof. The Company obtains such service from GST on terms no less favorable than those accorded to the network carrier accounts of GST which enjoy the most preferential rates.

The Company believes that the foregoing transactions were in its best interests. It is the Company's current policy that all transactions by the Company with officers, directors, 5% stockholders and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested independent directors, are on terms no less favorable to the Company than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Provo, State of Utah, on the 23rd day of January, 1998.

                                            NACT TELECOMMUNICATIONS, INC.


                                            By: /s/ A. Lindsay Wallace
                                                -------------------------
                                                    A. Lindsay Wallace
                                                    Chief Executive Officer