Form 10-Q
period 1997-12-31
NACT TELECOMMUNICATIONS INC
filed 1998-02-13
CIK 1027600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

/ / TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                           Commission file number 000-22017

                          NACT TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

         Delaware                                      87-0378662
---------------------------------------     ------------------------------------
(State or Other Jurisdiction                (IRS Employer Identification Number)
 of Incorporation or Organization)


191 West 5200 North, Provo, Utah                         84604
----------------------------------------            ------------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At February 13, 1998, there were outstanding 8,129,096 shares of Common Stock, $.01 par value per share, of the Registrant.

                          NACT TELECOMMUNICATIONS, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

Item 1.           Financial Statements:

         Balance Sheets
            December 31, 1997 and September 30, 1997 . . . . . . . . . . 3

         Statements of Income
            Three Months Ended December 31, 1997 and 1996 . . . . . . .  4

         Statements of Cash Flows
            Three months ended December 31, 1997 and 1996  . . . . . . . 5

         Notes to Financial Statements . . . . . . . . . . . . . . . . . 7


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . .9


                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . .12

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

                          NACT TELECOMMUNICATIONS, INC.
                                 Balance Sheets
                                 (In thousands)

                                                               Dec. 31, 1997
                                                                (Unaudited)      Sept. 30, 1997
                                                            --------------------------------------
 ASSETS
 Current Assets:
   Cash                                                                 $5,252             $9,947
   Marketable securities                                                 7,246              3,247
   Accounts receivable, less allowance for doubtful
    accounts of $631 in Dec. and $381 in Sept.                           9,496              6,841
   Notes receivable, less allowance for doubtful
    accounts of $295 in Dec. and $250 in Sept.                           4,055              3,252
   Inventories                                                           2,814              2,780
   Prepaid expenses and other assets                                       216                198
   Deferred tax asset - current                                            817                587
                                                            --------------------------------------
    Total current assets                                               $29,896            $26,852
   Fixed Assets:
     Property, plant, and equipment                                     $6,577             $6,337
     Less:  Accumulated depreciation                                      (698)              (554)
                                                            --------------------------------------
     Net fixed assets                                                   $5,879             $5,783
   Notes receivable-long term                                             $785               $967
   Inventory-long term                                                    $225               $225
   Intangibles                                                          $5,598             $5,776
   Other Assets                                                           $164               $152
                                                            --------------------------------------
     Total Assets                                                      $42,547            $39,755
                                                            ======================================

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
    Accounts payable                                                    $1,889             $1,433
    Accrued expenses                                                     1,206                963
    Current corporate tax liability                                      1,073              1,353
    Deferred Revenue                                                       790                467
    Inter company payable                                                1,743              1,447
                                                            --------------------------------------
     Total current liabilities                                          $6,701             $5,663
   Long Term Liabilities:
    Deferred compensation liability                                       $158               $158
    Deferred tax liability                                               1,252                930
                                                            --------------------------------------
     Total long-term liabilities                                        $1,410             $1,088
   Stockholders' Equity:
    Common stock, $.01 par value                                           $81                $81
    Additional paid-in-capital                                          28,271             28,130
    Retained earnings                                                    6,055              4,781
    Unrealized appreciation on marketable securities                        29                 12
                                                            --------------------------------------
     Total stockholders' equity                                        $34,436            $33,004
                                                            --------------------------------------
     Total liabilities and stockholders' equity                        $42,547            $39,755
                                                            ======================================

                 See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                              Statements of Income
                      (In thousands, except per share data)

                                                     Three Months Ended
                                                        (Unaudited)
                                               ---------------------------------
                                                Dec 31, 1997      Dec 31, 1996
                                               ---------------------------------

       Revenues:
           Product sales                           $7,300           $4,780
           Network carrier sales                    1,387            1,610
                                               ---------------------------------

           Total revenues                          $8,687           $6,390

       Cost of goods sold:
           Products                                $2,158           $1,730
           Network carrier usage                    1,387            1,558
           Amortization of acquired intangibles       170               91
                                               ---------------------------------

           Total cost of goods sold                $3,715           $3,379
                                               ---------------------------------

       Gross profit                                $4,972           $3,011

       Operating expenses:
           Research and development                  $799             $423
           Sales and marketing                        767              357
           General and administrative               1,362              836
           Amortization of acquired intangibles       143              143
                                               ---------------------------------

           Total operating expenses                $3,071           $1,759
                                               ---------------------------------

       Income from operations                      $1,901           $1,252

       Other Income, net                             $223              $25
                                               ---------------------------------

       Income before income taxes                  $2,124           $1,277

       Income taxes                                  $850             $569
                                               ---------------------------------

       Net income after taxes                      $1,274             $708
                                               =================================


       Weighted average common and common
       equivalent shares outstanding:
         Basic                                      8,122            6,114
         Diluted                                    8,443            6,114

       Earnings per share:
         Basic                                      $0.16            $0.12
         Diluted                                    $0.15            $0.12


                 See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                            Statements of Cash Flows
                                 (In thousands)

                                                                             Three Months Ended
                                                                                December 31,
                                                                         1997                 1996
                                                                     (Unaudited)           (Unaudited)
                                                                 -------------------------------------------
 Cash flows from operating activities:
    Net income                                                          $1,274                   $708
    Adjustments  to reconcile  net income to net cash
    Provided by (used in) operating activities:
    Depreciation and amortization                                          498                    322
    Provision for loss on accounts and notes receivable                    382                    218
    Provision for loss on inventory                                        228
    Capital contribution by parent company                                                         497
    Deferred taxes                                                          91                     (10)
    Decrease (increase) in operating assets:
      Trade accounts and notes receivable                               (3,658)                 (2,717)
      Inventories                                                         (262)                   (205)
      Prepaid expenses and other assets                                    (19)                   (167)
    Increase (decrease) in operating liabilities:
      Accounts payable                                                     456                  (1,088)
      Accrued expenses                                                     243                      54
      Income taxes payable                                               (280)                      71
      Payable to GST USA                                                   296                   2,110
      Deferred revenue and deferred compensation                           324                       4
                                                                 -------------------------------------
        Net cash provided by (used in)
          operating activities                                            (427)                   (203)
 Cash flows from investing activities:
   Purchase of land, property, plant and equipment                        (240)                    (63)
   Proceeds from sale of marketable securities                           1,121                     250
   Purchase of marketable securities                                    (5,103)
   Capitalization of software development costs                           (187)                   (125)
                                                                 -------------------------------------
        Net cash provided by (used in)
          investing activities                                          (4,409)                   (142)
 Cash flows from financing activities:
   Proceeds from issuance of common stock                                  141
   Principle payments of capital lease obligations                                                  (1)
                                                                 --------------------------------------
        Net cash provided by (used in)
         Financing activities                                              141                      (1)
 Net (decrease) increase in cash                                        (4,695)                   (142)
 Cash at beginning of period                                             9,947                     694
                                                                 --------------------------------------
 Cash at end of period                                                  $5,252                    $552
                                                                 ======================================

                 See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                      Statements of Cash Flows (continued)
                                 (In thousands)
                                                            Three Months Ended
                                                               December 31,
                                                            1997         1996
                                                         (Unaudited) (Unaudited)
                                                         ----------- -----------
Supplemental disclosures of cash flow information

      Cash paid during the period for:

            Interest                                         $-0-       $2
            Income taxes                                   $1,038       $-0-


                 See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                          Notes to financial statements

1.   Basis of Presentation

The interim financial statements included herein have been prepared by NACT Telecommunications, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1997 audited financial statements filed on form 10K with the SEC in December 1997. In the opinion of management, the condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position of the Company as of December 31, 1997 and September 30, 1997, and the results of its operations and cash flows for the three month periods ended December 31, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.


2.   Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 established a different method of computing earnings per share than these same computations under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company is required to present both basic earnings per share and diluted earnings per share. SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128 in the first quarter of fiscal 1998.

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the three month periods ended December 31, 1997 and 1996. Diluted earnings per share for the three month periods ended December 31, 1997 and 1996 is computed considering the dilutive effect of stock options, and is not materially different from the basic earnings per share calculations.

3.   Stock Plan

The Company's 1996 Stock Option Plan (the "Stock Option Plan") was approved by the Board of Directors and sole stockholder of the Company on November 26, 1996. The purpose of the Stock Option Plan is to create additional incentives for the Company's employees, directors and others who perform substantial services to the Company by providing an opportunity to purchase shares of the Common Stock pursuant to the exercise of options granted under the Stock Option Plan. The Company may grant options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, and non-qualified stock options. Incentive stock options may be granted to employees (including officers and directors who are employees). Non-qualified stock options may be granted to employees, officers, directors, independent contractors and consultants of the Company. As of December 31, 1997, 1,250,000 shares were reserved for issuance under the Stock Option Plan and options to purchase 1,039,065 shares of Common Stock were outstanding.

Options become exercisable at such times and in such installments as the Board of Directors or Compensation Committee provides. The Stock Option Plan will terminate on November 25, 2006, unless earlier terminated by the Board of Directors.

4.   Inventories

Inventories are as follows (in thousands):
                                                   December 31, 1997      September 30, 1997
                                                   -----------------      ------------------
Raw materials                                          $1,577                  $1,065
Work-in-process                                           587                     498
Finished goods                                            189                     303
Refurbished inventory held for sale                       461                     914
                                                --------------------------------------------
                                                       $2,814                  $2,780
                                                ============================================

Inventory-long term                                      $225                    $225
                                                ============================================

5.   Property and Equipment

Property and equipment are as follows (in thousands):

                                                   December 31, 1997      September 30, 1997
                                                   -----------------      ------------------
Furniture and equipment                                  $311                    $280
Computer equipment                                        900                     785
Switch and testing equipment                            1,165                   1,082
Land                                                      563                     563
Building                                                3,638                   3,627
                                                --------------------------------------------
                                                        6,577                   6,337
Less accumulated depreciation and amortization            698                     554
                                                --------------------------------------------
                                                       $5,879                  $5,783
                                                ============================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding market acceptance of new products and product enhancements, delays in the introduction of new products or enhancements, size and timing of individual orders, competition and pricing in the software industry, general economic conditions in the Company's geographic markets, seasonality of revenues, litigation involving the Company, and the management of the Company's growth as well as factors discussed in the Prospectus relating to the Company's initial public offering consummated in March 1997.

Results of Operations

The following table sets forth certain statement of operations data presented as a percentage of revenues, for the period indicated:
                                                     Three Months Ended
                                            ------------------------------------
                                               Dec. 31, 1997     Dec. 31, 1996
                                            ------------------------------------
                                                         (Unaudited)
Revenues:
 Product sales                                    84.0%            74.8%
 Network carrier sales                            16.0%            25.2%
                                            ------------------------------------

 Total revenues                                  100.0%           100.0%

Cost of goods sold:
 Products                                         24.8%            27.1%
 Network carrier usage                            16.0%            24.4%
 Amortization of acquired intangibles              2.0%             1.4%
                                            ------------------------------------

 Total cost of goods sold                         42.8%            52.9%
                                            ------------------------------------

Gross profit                                      57.2%            47.1%

Operating expenses:
 Research and development                          9.2%             6.6%
 Sales and marketing                               8.8%             5.6%
 General and administrative                       15.7%            13.1%
 Amortization of acquired intangibles              1.6%             2.2%
                                            ------------------------------------

 Total operating expenses                         35.3%            27.5%
                                            ------------------------------------

Income from operations                            21.9%            19.6%

Other Income, net                                  2.6%             0.4%
                                            ------------------------------------

Income before income taxes                        24.5%            20.0%

Income taxes                                       9.8%             8.9%
                                            ------------------------------------

Net income after taxes                            14.7%            11.1%
                                            ====================================

Total Revenues. The Company's revenues increased 35.9% from $6.4 million for the three months ended December 31, 1996 to $8.7 million in the equivalent 1997 quarter. Product sales, which includes switching application systems, software and factory support, increased 52.1% from $4.8 million for the three months ended December 31, 1996 to $7.3 million in the equivalent 1997 quarter, primarily due to sales of STX and NTS switching and billing systems into the international market and sales of larger port capacity STX switches. Network carrier sales decreased 12.5% from $1.6 million for the three months ended December 31, 1996 to $1.4 million in the equivalent 1997 quarter primarily due to decreased carrier usage volumes from existing network carrier customers.

Gross Profit.

Product Sales. The Company's gross profit increased 64.5% from $3.1 million for the three months ended December 31, 1996 to $5.1 million in the equivalent 1997 quarter due to an increase in product sales resulting from sales of the higher margin, larger port capacity STX switches. Gross profit on product sales as a percent of product sales was 63.8% and 70.4% for the three months ended December 31, 1996 and 1997, respectively.

Network Carrier Sales. The Company's gross profit decreased 100.0% from $52,000 for the three months ended December 31, 1996 to $0 in the equivalent 1997 quarter primarily due to a decrease in network carrier sales and higher carrier usage costs from the Company's long distance carriers. Gross profit on network carrier sales as a percent of network carrier sales was 3.2% and 0.0% for the three months ended December 31, 1996 and 1997, respectively.

Research and Development. The Company's research and development expenses increased 88.9% from $423,000 for the three months ended December 31, 1996 to $799,000 in the equivalent 1997 quarter. The increase is primarily due to an increase in personnel and other expenditures for completion of several hardware and software research and development projects designed to enhance the STX switching platform and upgrade the NTS billing system to a new hardware and software platform. Capitalized software development costs were approximately $125,000 and $187,000 for the three months ended December 31, 1996 and 1997, respectively.

Sales and Marketing. The Company's sales and marketing expenses increased 114.8% from $357,000 for the three months ended December 31, 1996 to $767,000 in the equivalent 1997 quarter primarily due to the hiring of additional sales personnel, the opening of new domestic sales offices, increased advertising and trade show expenditures, and increased commissions paid as a result of the increase in product sales.

General and Administrative. The Company's general and administrative expenses increased 62.9% from $836,000 for the three months ended December 31, 1996 to $1,362,000 in the equivalent 1997 quarter primarily due to the hiring of new finance, technical support, training, and facilities management personnel to support the Company's increased sales, shipments and installations of STX switching and NTS billing systems, and the additional overhead expenses of the Company's new headquarters/manufacturing facility which was completed on July 1, 1997.

Amortization of Acquired Intangibles. The Company has included amortization of acquired intangibles as a component of both cost of sales and operating expenses. These intangibles arose as a result of the acquisition of the Company by GST USA through a series of purchases of newly issued shares and shares owned by former stockholders of the Company. Such purchases occurred from September 1993 through December 1994. GST USA accounted for the acquisition using the purchase method of accounting. The excess of the purchase price over the fair value of the assets acquired was assigned by GST USA as product support contracts, software development costs and goodwill, and, in accordance with requirements of the Securities and Exchange Commission, has been included in the balance sheets of the Company with related amortization recorded in cost of goods sold and other operating expenses. Product support contracts and software development costs are being amortized over a five year straight-line period and goodwill is being amortized over a 20 year straight-line period. In addition, the Company acquired the customer list of its Eastern Europe network carrier customer in September 1997. This customer list was recorded on the Company's books at the lower of fair market value or cost as an intangible asset, and is being amortized to cost of sales over a three year period.

Income Taxes. The Company's effective tax rate for the three months ended December 31, 1997 was 40.0%. This is higher than the respective statutory federal and state tax rates due to amortization of goodwill. This higher effective tax rate is expected to continue during the amortization period of the acquired goodwill from GST USA.

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


Liquidity and Capital Resources.

The Company currently finances its operations, and normal reoccurring capital expenditures through cash flow from operations and its current cash and short-term investment balances. For the three months ended December 31, 1997, operating activities used cash of $0.4 million. Capital expenditures, primarily for computer and testing equipment, totaled $0.2 million for the three month period ended December 31, 1997.

As of December 31, 1997, the Company had cash, cash equivalents and marketable securities totaling $12.5 million, a decrease of $0.7 million from September 30, 1997. This decrease relates primarily to the increases in trade and note receivable balances from September 30, 1997 to December 31, 1997.

The Company maintains an unsecured bank line of credit expiring in February 1999 that provides borrowings up to $1,000,000 at the bank's prime rate plus one point. There were no outstanding draws under the line of credit at December 31, 1997.

As of December 31, 1997, the Company was contingently liable under repurchase agreements for a maximum of $4.2 million to Zions Credit Corporation ("Zions"). Zions provides lease financing to the Company's customers on a recourse basis.

The Company believes that the December 31, 1997 cash and marketable securities balances, anticipated cash flows from operations and its line of credit will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months. However, there can be no assurance that the Company will not be required to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company, or at all.


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (4)(vii) Approximately $700,000 of net proceeds from the Company's initial public offering were used for the purchases of computer and testing equipment, systems development, and working capital.


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

Date: February 13, 1998

                                         NACT TELECOMMUNICATIONS, INC.
                                                 (Registrant)


                                         /S/ A. Lindsay Wallace
                                         -------------------------------------
                                         A. Lindsay Wallace
                                         President and Chief Executive Officer



                                         /S/ Eric F. Gurr
                                         --------------------------------------
                                         Eric F. Gurr
                                         Chief Financial Officer