Form 10-Q
period 1998-06-30
NACT TELECOMMUNICATIONS INC
filed 1998-08-14
CIK 1027600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

/ / TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                        Commission file number 000-22017

                          NACT TELECOMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

            Delaware                                   87-0378662
----------------------------               ------------------------------------
(State or Other Jurisdiction               (IRS Employer Identification Number)
 of Incorporation or Organization)

191 West 5200 North, Provo, Utah                             84604
----------------------------------------                   -----------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code: (801) 802-3000


            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 14, 1998, there were outstanding 8,133,830 shares of Common Stock, $.01 par value per share, of the Registrant.

                          NACT TELECOMMUNICATIONS, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

Item 1.     Financial Statements:

            Balance Sheets
               June 30, 1998 and December 31, 1997 . . . . . . . . . . . .   3

            Statements of Income
               Three Months and Six Months Ended June 30, 1998 and 1997. .   4

            Statements of Cash Flows
               Six Months Ended June 30, 1998 and 1997. . . . . . . . . .    5

            Notes to Financial Statements . . . . . . . . . . . . . . . .    6


Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . .   8


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

                          NACT TELECOMMUNICATIONS, INC.
                                 Balance Sheets
                                 (In thousands)


                                                                                           Jun. 30, 1998           Dec. 31, 1997
                                                                                            (Unaudited)             (Unaudited)
                                                                               --------------------------------------------------
ASSETS
Current Assets:
    Cash                                                                                       $11,264                  $5,252
    Marketable securities                                                                        3,500                   7,246
    Accounts receivable, less allowance for doubtful
       accounts of $411 in Jun. and $631 in Dec.                                                10,541                   9,496
    Notes receivable, less allowance for doubtful
       accounts of $461 in Jun. and $295 in Dec.                                                 3,609                   4,055
    Intercompany receivable                                                                      1,057                       0
    Inventories                                                                                  2,586                   2,814
    Prepaid expenses and other assets                                                              436                     216
    Deferred tax asset - current                                                                   699                     817
                                                                               ------------------------------------------------
     Total current assets                                                                      $33,692                 $29,896
Fixed Assets:
    Property, plant, and equipment                                                              $7,291                  $6,577
    Less:  Accumulated depreciation                                                            (1,037)                   (698)
                                                                               ------------------------------------------------
     Net fixed assets                                                                           $6,254                  $5,879
Notes receivable-long term                                                                      $1,627                    $785
Inventory-long term                                                                               $225                    $225
Intangibles                                                                                     $5,372                  $5,598
Other Assets                                                                                      $144                    $164
                                                                               ------------------------------------------------
      Total Assets                                                                             $47,314                 $42,547
                                                                               ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                            $3,252                  $1,889
    Accrued expenses                                                                             1,143                   1,206
    Current corporate tax liability                                                              2,670                   1,073
    Deferred Revenue                                                                               662                     790
    Intercompany payable                                                                             0                   1,743
                                                                               ------------------------------------------------
     Total current liabilities                                                                  $7,727                  $6,701
Long Term Liabilities:
    Deferred compensation liability                                                               $132                    $158
    Deferred tax liability                                                                       1,175                   1,252
                                                                               ------------------------------------------------
      Total long-term liabilities                                                               $1,307                  $1,410
Stockholders' Equity:
    Common stock, $.01 par value                                                                   $81                     $81
    Additional paid-in-capital                                                                  28,318                  28,271
    Retained earnings                                                                            9,879                   6,055
    Unrealized appreciation on marketable securities                                                 2                      29
                                                                               ------------------------------------------------
     Total stockholders' equity                                                                $38,280                 $34,436
                                                                               ================================================
      Total liabilities and stockholders' equity                                               $47,314                 $42,547
                                                                               ================================================

                 See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                              Statements of Income
                      (In thousands, except per share data)


                                                       Three Months Ended                              Six Months Ended
                                                          (Unaudited)                                    (Unaudited)
                                              ------------------------------------------ -------------------------------------------
                                                      Jun 30, 1998        Jun 30, 1997            Jun 30, 1998        Jun 30, 1997
                                              ------------------------------------------  ------------------------------------------

Revenues:
    Product sales                                         $9,683             $5,739                $17,006                $10,812
    Network carrier sales                                    719              1,472                  2,424                  2,685
                                              --------------------------------------  -------------------------------------------

    Total revenues                                       $10,402             $7,211                $19,430                $13,497

Cost of goods sold:
    Products                                              $2,701             $1,457                 $5,141                 $3,229
    Network carrier usage                                    625              1,394                  2,167                  2,547
    Amortization of acquired intangibles                     170                 91                    340                    181
                                              --------------------------------------  -------------------------------------------

    Total cost of goods sold                              $3,496             $2,942                 $7,648                 $5,957
                                              --------------------------------------  -------------------------------------------

Gross profit                                              $6,906             $4,269                $11,782                 $7,540

Operating expenses:
    Research and development                                $756               $740                 $1,495                 $1,356
    Sales and marketing                                      895                824                  1,740                  1,391
    General and administrative                             1,037                891                  2,289                  1,628
    Amortization of acquired intangibles                     143                143                    286                    286
                                              --------------------------------------  -------------------------------------------

    Total operating expenses                              $2,831             $2,598                 $5,810                 $4,661
                                              --------------------------------------  -------------------------------------------

Income from operations                                    $4,075             $1,671                 $5,972                 $2,879

Other Income, net                                           $250               $152                   $401                   $274
                                              --------------------------------------  -------------------------------------------

Income before income taxes                                $4,325             $1,823                 $6,373                 $3,153

Income taxes                                              $1,730               $729                 $2,549                 $1,261
                                              --------------------------------------  -------------------------------------------

Net income                                                $2,595             $1,094                 $3,824                 $1,892
                                              ======================================  ============================================

Weighted average common and common
equivalent shares outstanding:
    Basic                                                  8,131              8,114                  8,130                  6,923
    Diluted                                                8,131              8,114                  8,265                  6,923
Earnings per share:
    Basic                                                  $0.32              $0.13                  $0.47                  $0.27
    Diluted                                                $0.32              $0.13                  $0.46                  $0.27

                 See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                            Statements of Cash Flows
                                 (In thousands)

                                                                                                     Six Months Ended
                                                                                                        June 30,
                                                                                           1998                        1997
                                                                                        (Unaudited)                 (Unaudited)
                                                                                        -----------                --------------
Cash flows from operating activities:
      Net income                                                                            $3,824                        $1,892
      Adjustments to reconcile net income to net cash
           Provided by (used in) operating activities:
           Depreciation and amortization                                                     1,045                           508
           Provision for loss on accounts and notes receivable                                 348                           194
           Provision for loss on inventory                                                     228                             0
           Deferred taxes                                                                       41                            10
           Decrease (increase) in operating assets:
              Trade accounts and notes receivable                                          (2,076)                       (4,380)
              Inventories                                                                      (1)                           216
              Prepaid expenses and other assets                                              (200)                            52
           Increase (decrease) in operating liabilities:
              Accounts payable                                                               1,364                         (133)
              Accrued expenses                                                                (63)                           675
              Income taxes payable                                                           1,596                           681
              Inter company payable                                                        (2,800)                       (1,136)
              Deferred revenue and deferred compensation                                     (154)                         (367)
                                                                                        -----------                     --------
                 Net cash provided by (used in)
                    operating activities                                                    $3,152                      ($1,788)
                                                                                        -----------                     --------

Cash flows from investing activities:
      Purchase of land, property, plant and equipment                                       ($426)                      ($4,428)
      Proceeds from sale of marketable securities                                            6,219
      Purchase of marketable securities                                                    (2,500)                       (2,240)
      Capitalization of software development costs                                           (480)                         (629)
                                                                                        -----------                     --------
                 Net cash provided by (used in)
                     Investing activities                                                   $2,813                      ($7,297)
Cash flows from financing activities:
      Proceeds from issuance of common stock                                                   $47                       $18,624
      Principle payments of capital lease obligations                                                                       (11)
                                                                                        -----------                     --------
                 Net cash provided by (used in)
                    Financing activities                                                       $47                       $18,613
                                                                                        -----------                     --------
Net (decrease) increase in cash                                                             $6,012                        $9,528
Cash at beginning of period                                                                 $5,252                          $552
                                                                                        -----------                     --------
Cash at end of period                                                                      $11,264                       $10,080
                                                                                        ===========                     ========
Supplemental disclosures of cash flow information
      Cash paid  during the period for:
                        Interest                                                                $0                           $21
                        Income taxes                                                          $911                           $97

                 See accompanying notes to financial statements.

                          NACT TELECOMMUNICATIONS, INC.
                          Notes to financial statements

1.           Basis of Presentation

The interim financial statements included herein have been prepared by NACT Telecommunications, Inc. ("NACT" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1997 audited financial statements filed as part of the Company's Annual Report on Form 10K with the SEC in December 1997. In the opinion of management, the condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, and the results of its operations and cash flows for the three month and six month periods ended June 30, 1998 and 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.          Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No., 128, Earnings per Share (SFAS
128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company adopted SFAS 128 for the quarter ended December 31, 1997. SFAS 128 establishes a different method of computing earnings per common share than was previously required under the provisions of Accounting Principles Board Opinion No. 15. SFAS 128 requires the presentation of basic and diluted earnings per common share. Basic earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. The earnings per common share as previously reported has been restated for all periods presented to adopt the provisions of SFAS 128.

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the three month and six month periods ended June 30, 1998 and 1997. Diluted earnings per share for the three month and six month periods ended June 30, 1998 and 1997 is computed considering the dilutive effect of stock options, and is not materially different from the basic earnings per share calculations.

3.          Stock Plan

In connection with entering into a stock purchase agreement with the Company (the"NACT Stock Purchase Agreement"), on January 2, 1998 relating to the purchase by World Access, Inc. ("WAI") of approximately 63% of Company's outstanding common stock ("NACT Stock Purchase"), WAI entered into option exchange agreements (the "Option Exchange Agreements") with the holders of options to purchase an aggregate of 1,034,032 shares of NACT Common Stock (the "Exchanged Options") representing approximately 99% of all the then-outstanding options to acquire NACT Common Stock. Pursuant to the Option Exchange Agreements, upon consummation of the NACT Stock Purchase, each Exchanged Option was assumed by WAI and now constitutes an option to acquire, on the same terms and conditions as were applicable under such Exchanged Option, a number of shares of WAI Common Stock equal to (i) the product of the number of shares of NACT Common Stock subject to such Exchanged Option (ii) multiplied by 0.8390 with an exercise price per share equal to (i) the aggregate exercise price for such shares of NACT Common Stock deemed to be purchasable pursuant to such option; provided, however that none of Exchanged Options will be incentive stock options under Section 422 of the Code and all such options are now exercisable. As a result of the consummation of the NACT Stock Purchase Agreement on February 27, 1998, these options will become exercisable for shares of WAI Common Stock on a one-for-one basis.

4.          Inventories

Inventories are as follows (in thousands):

                                            June 30, 1998             December 31, 1997
                                          ---------------------------------------------
Raw materials                                   $1,578                    $1,577
Work-in-process                                    576                       587
Finished goods                                     432                       189
Refurbished inventory held for sale                  0                       461
                                          =============================================
                                                $2,586                    $2,814
                                          =============================================
Inventory-long term                               $225                      $225
                                          =============================================

5.          Property and Equipment

Property and equipment are as follows (in thousands):

                                                 June 30, 1998       December 31, 1997
                                                 -------------------------------------
Furniture and equipment                              $314                   $311
Computer equipment                                  1,014                    900
Switch and testing equipment                        1,748                  1,165
Land                                                  563                    563
Building                                            3,652                  3,638
                                                  -------------------------------
                                                    7,291                  6,577
Less accumulated depreciation and amortization      1,037                    698
                                                  ===============================
                                                   $6,254                 $5,879
                                                  ==============================

6.           Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                      Six months ended June 30,
                                                          1998          1997
                                                          ----          ----
  Net income                                            $ 3,824        $ 1,892
  Change in unrealized gain on marketable securities        (27)             0
                                                        -------        -------
  Comprehensive income                                  $ 3,797        $ 1,892
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

Results of Operations
The following table sets forth certain statement of operations data presented as a percentage of revenues, for the period indicated:

                                                        Three Months Ended                              Six Months Ended
                                               ------------------------------------------ ------------------------------------------
                                               Jun 30, 1998            Jun 30, 1997            Jun 30, 1998          Jun 30, 1997
                                               ------------------------------------------  -----------------------------------------
                                                                                  (Unaudited)
Revenues:
    Product sales                                   93.1%                  79.6%                  87.5%                  80.1%
    Network carrier sales                            6.9%                  20.4%                  12.5%                  19.9%
                                               ----------------------------------  --------------------------------------------

    Total revenues                                 100.0%                 100.0%                 100.0%                 100.0%

Cost of goods sold:
    Products                                        26.0%                  20.2%                  26.5%                  23.9%
    Network carrier usage                            6.0%                  19.3%                  11.2%                  18.9%
    Amortization of acquired intangibles             1.6%                   1.3%                   1.7%                   1.3%
                                               ----------------------------------  --------------------------------------------

    Total cost of goods sold                        33.6%                  40.8%                  39.4%                  44.1%
                                               ----------------------------------  --------------------------------------------

Gross profit                                        66.4%                  59.2%                  60.6%                  55.9%

Operating expenses:
    Research and development                         7.3%                  10.3%                   7.7%                  10.1%
    Sales and marketing                              8.6%                  11.4%                   8.9%                  10.3%
    General and administrative                      10.0%                  12.3%                  11.8%                  12.1%
    Amortization of acquired intangibles             1.4%                   2.0%                   1.5%                   2.1%
                                               ----------------------------------  --------------------------------------------

    Total operating expenses                        27.3%                  36.0%                  29.9%                  34.6%
                                               ----------------------------------  --------------------------------------------

Income from operations                              39.1%                  23.2%                  30.7%                  21.3%

Other Income (expense):                              2.4%                   2.1%                   2.1%                   2.0%
                                               ----------------------------------  --------------------------------------------

Income before income taxes                          41.5%                  25.3%                  32.8%                  23.3%

Income taxes                                        16.6%                  10.1%                  13.1%                   9.3%
                                               ----------------------------------  --------------------------------------------

Net income                                          24.9%                  15.2%                  19.7%                  14.0%
                                               ==================================  ============================================

Total Revenues. The Company's revenues increased 44.3% from $7.2 million for the three months ended June 30, 1997 to $10.4 million in the equivalent 1998 quarter. Product sales, which includes switching application and billing systems, software, consulting, and factory support, increased 68.7% from $5.7 million for the three months ended June 30, 1997 to $9.7 million in the equivalent 1998 quarter primarily due to sales of larger port capacity STX switches and NTS billing systems to new and existing customers and STX application system upgrades to existing customers. Network carrier sales decreased 51.2% from $1.5 million for the three months ended June 30, 1997 to $0.7 million in the equivalent 1998 quarter primarily due to one customer moving a substantial portion of network carrier traffic to another carrier.

The Company's revenues increased 44.0% from $13.5 million for the six months ended June 30, 1997 to $19.4 million in the equivalent 1998 period. Product sales, which includes switching application and billing systems, software, consulting, and factory support, increased 57.3% from $10.8 million for the six months ended June 30, 1997 to $17.0 million in the equivalent 1998 period. The increase results primarily from sales of larger port capacity STX switches and NTS billing systems to new and existing customers and STX application system upgrades to existing customers. Network carrier sales decreased 9.7% from $2.7 million for the six months ended June 30, 1997 to $2.4 million in the equivalent 1998 period primarily due to one customer moving a substantial portion of network carrier traffic to another carrier.

Gross Profit.

Product Sales. The Company's gross profit increased 61.8% from $4.3 million for the three months ended June 30, 1997 to $6.9 million in the equivalent 1998 quarter due to an increase in product sales resulting from sales of the higher margin, larger port capacity STX switches and lower manufacturing costs per unit. Gross profit on product sales as a percent of product sales was 74.6% and 72.1% for the three months ended June 30, 1997 and 1998, respectively.

The Company's gross profit increased 56.3% from $7.6 million for the six months ended June 30, 1997 to $11.8 million in the equivalent 1998 period due to an increase in product sales resulting from sales of the higher margin, larger port capacity STX switches and lower manufacturing costs per unit. Gross profit on product sales as a percent of product sales was 70.1% and 69.8% for the six months ended June 30, 1997 and 1998, respectively.

Network Carrier Sales. The Company's gross profit increased 20.5% from $78,000 for the three months ended June 30, 1997 to $94,000 in the equivalent 1998 quarter, primarily due to lower network carrier rates paid by the Company. Gross profit on network carrier sales as a percent of network carrier sales was 5.3% and 13.1% for the three months ended June 30, 1997 and 1998, respectively.

The Company's gross profit increased 86.2% from $138,000 for the six months ended June 30, 1997 to $257,000 in the equivalent 1998 period primarily due to lower network carrier rates paid by the Company. Gross profit on network carrier sales as a percent of network carrier sales was 5.1% and 10.6% for the six months ended June 30, 1997 and 1998, respectively.

Research and Development. The Company's research and development expenses increased 2.2% from $740,000 for the three months ended June 30, 1997 to $756,000 in the equivalent 1998 quarter primarily due to an increase in expenditures for planning, design, and completion of several hardware and software research and development projects designed to enhance the STX switching platform and upgrade the NTS billing system to a new hardware and software platform. Capitalized software development costs were $212,000 and $271,000 for the three months ended June 30, 1997 and 1998, respectively.

The Company's research and development expenses increased 10.3% from $1.4 million for the six months ended June 30, 1997 to $1.5 million in the equivalent 1998 period primarily due to an increase in personnel and other expenditures for planning, design, and completion of several hardware and software research and development projects designed to enhance the STX switching platform and upgrade the NTS billing system to a new hardware and software platform. Capitalized software development costs were $629,000 and $480,000 for the six months ended June 30, 1997 and 1998, respectively.

Sales and Marketing. The Company's sales and marketing expenses increased 8.6% from $824,000 for the three months ended June 30, 1997 to $895,000 in the equivalent 1998 quarter primarily due to increased advertising and trade show expenditures, and increased commissions paid as a result of the increase in product sales.

The Company's sales and marketing expenses increased 25.1% from $1.4 million for the six months ended June 30, 1997 to $1.7 million in the equivalent 1998 period primarily due to the hiring of additional senior sales personnel, international marketing and selling efforts, increased advertising and trade show expenditures, and increased commissions paid as a result of the increase in product sales.

General and Administrative. The Company's general and administrative expenses increased 16.4% from $891,000 for the three months ended June 30, 1997 to $1,037,000 in the equivalent 1998 quarter primarily due to increased legal expenses related to the patent infringement lawsuit.

The Company's general and administrative expenses increased 40.6% from $1.6 million for the six months ended June 30, 1997 to $2.3 million in the equivalent 1998 period primarily due to increased legal expenses related to the patent infringement lawsuit, accounting, and investment banking expenses related to the WAI Stock Purchase Agreement with GST USA, Inc. ("GST USA") and the Merger Agreement with the Company's minority shareholders.

Amortization of Acquired Intangibles. The Company has included amortization of acquired intangibles as a component of both cost of sales and operating expenses. These intangibles arose as a result of the acquisition of the Company by GST USA through a series of purchases of newly issued shares and shares owned by former stockholders of the Company. Such purchases occurred from September 1993 through December 1994. GST USA accounted for the acquisition using the purchase method of accounting. The excess of the purchase price over the fair value of the assets acquired, was assigned by GST USA as product support contracts, software development costs and goodwill. In accordance with requirements of the SEC, these amounts have been included in the balance sheets of the Company with related amortization recorded in cost of goods sold and other operating expenses. Product support contracts and software development costs are being amortized over a five year straight-line period. Goodwill is being amortized over a 20 year straight-line period. In addition, the Company acquired the customer list of its Eastern Europe network carrier customer in September 1997. This customer list was recorded on the Company's books at the lower of fair market value or cost as an intangible asset, and is being amortized to cost of sales over a three-year period.

Income Taxes. The Company's effective tax rate for the six months ended June 30, 1998 was 40.0%. This is higher than the respective statutory federal and state tax rates due to amortization of goodwill. This higher effective tax rate is expected to continue during the amortization period of the acquired goodwill from GST USA.

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

Liquidity and Capital Resources. The Company currently finances its operations, and normal reoccurring capital expenditures through cash flow from operations and its current cash and short-term investment balances. For the six months ended June 30, 1998, operating activities provided cash of $3.2 million.

As of June 30, 1998, the Company had cash, cash equivalents and marketable securities totaling $14.8 million an increase of $2.3 million from December 31, 1997 primarily due to an increase in cash flow from operations.

The Company maintains an unsecured bank line of credit expiring in February 1999 that provides borrowings up to $1.0 million at the bank's prime rate plus one point. There were no outstanding draws under the line of credit as of June 30, 1998.

The company acts as a guarantor on financing of some customer transactions executed under repurchase agreements with two financial institutions. In accordance with the terms of one of the repurchase agreements, the company maintains a $6.0 million unrestricted cash balance. As of June 30, 1998, the Company was contingently liable under these repurchase agreements for approximately $7.6 million.

The Company believes that the June 30, 1998 cash and marketable securities balances, anticipated cash flows from operations and its line of credit will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months. However, there can be no assurance that the Company will not be required to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company, or at all.

Year 2000 Compliance. The Company currently sells the NTS 1000 billing system which will require upgrading by the year 2000 due to its existing limitation of using only two digits to identify the year in the date field. The Company is planning release of its new billing system, the NTS 2000, by the first calendar quarter of 1999, which overcomes the two digit limitation currently experienced on the NTS 1000. Furthermore, the Company is in the process of modifying the NTS 1000 software to overcome the two digit limitation. This modification of the NTS 1000 software is anticipated to be completed by the first calendar quarter in 1999. The company anticipates the majority of customers will upgrade to the NTS 2000. No assurance can be made that any of the Company's customers will upgrade to the NTS 2000 or that the modification to the NTS 1000 software will be successful or completed on time. In the event that a significant number of the Company's customers do not upgrade to the NTS 2000 or the NTS 1000 software modification is not successful, the Company may incur expenses and potential loss of ongoing service revenues.

The Company is in the process of evaluating its computer systems to determine what modifications (if any) are necessary to make such systems compatible with the year 2000 requirements. However, because many of the Company's computer systems have been put into service within the last several years, the Company does not expect any such modifications to have a material adverse effect on the Company's financial position or results of operations. There can be no assurance, however, that the computer systems of other companies on which the Company's systems rely will be timely modified, or that a failure to modify such systems by another company, or modifications that are incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

Date:   August 14, 1998

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